Form 10-K
period 2020-12-31
Morgan Stanley Capital I Trust 2020-L4
filed 2021-03-31
CIK 1799463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10‑K

(Mark one)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

    For the fiscal year ended December 31, 2020

OR

// TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number:333-227446-09

Central Index Key Number of the issuing entity: 0001799463

Morgan Stanley Capital I Trust 2020-L4

(exact name of issuing entity as specified in its charter)

Central Index Key Number of the depositor:0001547361

Morgan Stanley Capital I Inc.

(exact name of the depositor as specified in its charter)

Central Index Key Number of the sponsor:0001541557

Morgan Stanley Mortgage Capital Holdings LLC

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor:0001624053

Argentic Real Estate Finance LLC

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor:0001548405

Starwood Mortgage Capital LLC

(exact name of the sponsor as specified in its charter)

 Central Index Key Number of the sponsor:0001558761

Cantor Commercial Real Estate Lending, L.P.

(exact name of the sponsor as specified in its charter)

New York	38-4139211 38-4139212 38-7235669
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Numbers)

c/o Wells Fargo Bank, N.A.

9062 Old Annapolis Road

 Columbia, MD

(Address of principal executive offices)

21045

(Zip Code)

Telephone number, including area code:

(410) 884‑2000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None

Securities registered pursuant to Section 12(g) of the Act:

  NONE.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

  Yes ___ No X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

  Yes ___ No X

Note - Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

  Yes X No ___

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

  Not applicable.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of "large accelerated filer", "accelerated filer," "smaller reporting company," and “emerging growth company” in Rule 12b-2 of the Exchange Act.

 Large accelerated filer ___

Accelerated filer ___

Non-accelerated filer X (Do not check if a smaller reporting company)

Smaller reporting company ___

Emerging growth company ___

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

  Not applicable.

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.

  Not applicable.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

  Yes ___ No X

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

  Not applicable.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

  Not applicable.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

  Not applicable.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1)Any annual report to security holders; (2) Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

  Not applicable.

EXPLANATORY NOTES

The MSC 2020-L4 mortgage pool includes the following mortgage loans, each of which is serviced pursuant to a separate pooling and servicing agreement (each, an “Outside Pooling and Servicing Agreement”):

•   the Bellagio Hotel and Casino mortgage loan, which is serviced pursuant to the BX 2019-OC11 trust and servicing agreement attached hereto as Exhibit 4.2;

•   the 545 Washington Boulevard mortgage loan, which is serviced pursuant to the BANK 2020-BNK25  pooling and servicing agreement attached hereto as Exhibit 4.3;

  • the 1412 Broadway mortgage loan, which is serviced pursuant to the BANK 2019-BNK24 pooling and servicing agreement attached hereto as Exhibit 4.4;

  • the 55 Hudson Yards mortgage loan, which is serviced pursuant to the Hudson Yards 2019-55HY trust and servicing agreement attached hereto as Exhibit 4.5;

  • the Alrig Portfolio mortgage loan, which is serviced pursuant to the CGCMT 2019-C7 pooling and servicing agreement attached hereto as Exhibit 4.6; and

•   the Sol y Luna mortgage loan, which was serviced pursuant to the MSC 2020-L4 pooling and servicing agreement attached hereto as Exhibit 4.1 (from 2/20/20 to 3/29/20) and, following the securitization of the related lead servicing note, the CSAIL 2020-C19 pooling and servicing agreement attached hereto as Exhibit 4.7 (from 3/30/20 to 12/31/20).

Except as set forth below, each of the parties to each pooling and servicing agreement listed in the Exhibit Index both (1) participates in the servicing function for purposes of Item 1122 of Regulation AB and (2) constitutes a servicer that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB for purposes of Item 1123 of Regulation AB:

•   The trustee under a pooling and servicing agreement has a nominal role with respect to the mortgage pool securitized pursuant to such pooling and servicing agreement.  The trustee’s only servicing function is the contingent obligation to make certain advances if the master servicer under such pooling and servicing agreement fails to do so, while all other servicing functions are performed by other parties.  The trustee under each of the pooling and servicing agreements listed in the Exhibit Index has confirmed to the registrant that it has not made any such contingent advances during the reporting period, and consequently, each such trustee does not participate in the servicing function for purposes of Item 1122 of Regulation AB, nor does it perform the functions of a servicer for purposes of the definition of “servicer” under Item 1101 of Regulation AB or for purposes of Item 1123 of Regulation AB.

•   The certificate administrator under a pooling and servicing agreement performs various payment administration functions solely for the securitization governed by such pooling and servicing agreement and the mortgage pool securitized pursuant to such pooling and servicing agreement and does not have any obligations with respect to any other transaction.  Consequently, the certificate administrator under an Outside Pooling and Servicing Agreement does not participate in the servicing function for purposes of Item 1122 of Regulation AB, nor does it perform the functions of a servicer for purposes of the definition of “servicer” under Item 1101 of Regulation AB or for purposes of Item 1123 of Regulation AB.

•   The operating advisor under a pooling and servicing agreement represents the interests of senior certificateholders in the transaction governed by such pooling and servicing agreement and is responsible for monitoring the performance of the special servicer under such pooling and servicing agreement and producing certain reports to certificateholders relating to the resolution of the mortgage pool securitized pursuant to such pooling and servicing agreement.  The operating advisor under a pooling and servicing agreement does not have any obligations with respect to any other transaction and is solely obligated to perform loan reporting functions with respect to the securitization governed by such pooling and servicing agreement.  Consequently, the operating advisor under an Outside Pooling and Servicing Agreement neither participates in the servicing function for purposes of Item 1122 of Regulation AB nor performs the functions of a servicer for purposes of the definition of “servicer” under Item 1101 of Regulation AB or for purposes of Item 1123 of Regulation AB.  In addition, while the operating advisor under a pooling and servicing agreement has certain reporting obligations in respect of the related mortgage pool, it has no obligation to collect or disburse funds in respect of the mortgage pool or to administer any of the underlying mortgage loans.  Consequently, the operating advisor under a pooling and servicing agreement participates in the servicing function for purposes of Item 1122 of Regulation AB, but is not responsible for the “management or collection of the pool assets or making allocations or distributions to holders of the asset-backed securities” within the meaning of “servicer” under Item 1101 of Regulation AB and does not perform the functions of a servicer for purposes of Item 1123 of Regulation AB.

•   The asset representations reviewer under a pooling and servicing agreement has a limited obligation to review certain delinquent mortgage loans after a specified delinquency threshold has been met and the required percentage of certificateholders vote to direct a review of such delinquent mortgage loans, and has no obligation to collect or disburse funds in respect of the mortgage pool, to administer any of the underlying mortgage loans or to perform any servicing function.  Consequently, the asset representations reviewer under a pooling and servicing agreement does not participate in the servicing function for purposes of Item 1122 of Regulation AB, is not responsible for the “management or collection of the pool assets or making allocations or distributions to holders of the asset-backed securities” within the meaning of “servicer” under Item 1101 of Regulation AB and does not perform the functions of a servicer for purposes of Item 1123 of Regulation AB.

•   NCB, N.A. as NCB master servicer and NCB special servicer under each of the BANK 2019-BNK24 pooling and servicing agreement and the BANK 2020-BNK25 pooling and servicing agreement, only has obligations in respect of certain mortgage loans sold to the BANK 2019-BNK24 securitization trust and the BANK 2020-BNK25 securitization trust, respectively, by NCB, N.A. Such party has no obligations with respect to the any mortgage loan included in the MSC 2020-L4 mortgage pool and therefore in such capacity does not constitute a reporting “servicing function participant” for purposes of Item 1122 of Regulation AB, as specified in the Instruction 3 to Item 1122, and does not constitute a reporting “servicer” for purposes of Item 1123 of Regulation AB, as specified in the Instruction to Item 1123.

•   KeyBank National Association is the servicer under the BX 2019-OC11 trust and servicing agreement, pursuant to which the Bellagio Hotel and Casino mortgage loan is serviced.  Because KeyBank National Association is not the MSC 2020-L4 master servicer, is not affiliated with any sponsor and services only the Bellagio Hotel and Casino mortgage loan, which constitutes more than 5% but less than 10% of the mortgage pool, KeyBank National Association, as BX 2019-OC11 servicer, constitutes a reporting “servicing function participant” for purposes of Item 1122 of Regulation AB, as specified in the Instruction 3 to Item 1122, but does not constitute a reporting “servicer” for purposes of Item 1123 of Regulation AB, as specified in the Instruction to Item 1123.

•   Situs Holdings, LLC is the special servicer under the BX 2019-OC11 trust and servicing agreement, pursuant to which the Bellagio Hotel and Casino mortgage loan is serviced.  Because Situs Holdings, LLC is not the MSC 2020-L4 special servicer, is not affiliated with any sponsor and services only the Bellagio Hotel and Casino mortgage loan, which constitutes more than 5% but less than 10% of the mortgage pool Situs Holdings, LLC, as BX 2019-OC11 special servicer, constitutes a reporting “servicing function participant” for purposes of Item 1122 of Regulation AB, as specified in the Instruction 3 to Item 1122, but does not constitute a reporting “servicer” for purposes of Item 1123 of Regulation AB, as specified in the Instruction to Item 1123.

•   KeyBank National Association is the general special servicer under the BANK 2020-BNK25 pooling and servicing agreement, pursuant to which the 545 Washington Boulevard mortgage loan is serviced.  Because KeyBank National Association is not the MSC 2020-L4 special servicer, is not affiliated with any sponsor and services only the 545 Washington Boulevard mortgage loan, which constitutes more than 5% but less than 10% of the mortgage pool, KeyBank National Association, as BANK 2020-BNK25 general master servicer, constitutes a reporting “servicing function participant” for purposes of Item 1122 of Regulation AB, as specified in the Instruction 3 to Item 1122, but does not constitute a reporting “servicer” for purposes of Item 1123 of Regulation AB, as specified in the Instruction to Item 1123.

•   Midland Loan Services, a Division of PNC Bank, National Association is the special servicer under the BANK 2019-BNK24 pooling and servicing agreement, pursuant to which the 1412 Broadway mortgage loan is serviced. Because Midland Loan Services, a Division of PNC Bank, National Association is not the MSC 2020-L4 special servicer, is not affiliated with any sponsor and services only the 1412 Broadway mortgage loan, which constitutes less than 5% of the mortgage pool, Midland Loan Services, a Division of PNC Bank, National Association, as BANK 2019-BNK24 special servicer, does not constitute a reporting “servicing function participant” for purposes of Item 1122 of Regulation AB, as specified in the Instruction 3 to Item 1122, and does not constitute a reporting “servicer” for purposes of Item 1123 of Regulation AB, as specified in the Instruction to Item 1123.

•   CWCapital Asset Management LLC is the special servicer under the Hudson Yards 2019-55HY trust and servicing agreement, pursuant to which the 55 Hudson Yards mortgage loan is serviced. Because CWCapital Asset Management LLC is not the MSC 2020-L4 special servicer, is not affiliated with any sponsor and services only the 55 Hudson Yards mortgage loan, which constitutes less than 5% of the mortgage pool, CWCapital Asset Management LLC, as Hudson Yards 2019-55HY special servicer, does not constitute a reporting “servicing function participant” for purposes of Item 1122 of Regulation AB, as specified in the Instruction 3 to Item 1122, and does not constitute a reporting “servicer” for purposes of Item 1123 of Regulation AB, as specified in the Instruction to Item 1123.

•   3650 REIT Loan Servicing LLC is the special servicer under the CSAIL 2020-C19 pooling and servicing agreement, pursuant to which the Sol y Luna mortgage loan is serviced.  Because 3650 REIT Loan Servicing LLC is not the MSC 2020-L4 special servicer, is not affiliated with any sponsor and services only the Sol y Luna mortgage loan, which constitutes less than 5% of the mortgage pool, 3650 REIT Loan Servicing LLC, as CSAIL 2019- special servicer, does not constitute a reporting “servicing function participant” for purposes of Item 1122 of Regulation AB, as specified in the Instruction 3 to Item 1122, and does not constitute a reporting “servicer” for purposes of Item 1123 of Regulation AB, as specified in the Instruction to Item 1123.

•   Citibank, N.A., as certificate administrator under the CGCMT 2019-C7 pooling and servicing agreement, pursuant to which the Alrig Portfolio mortgage loan is serviced, engaged U.S. Bank National Association to perform the related custodial services with respect to such mortgage loan, and U.S. Bank National Association performed all such custodial services pursuant to the related pooling and servicing agreement. Because U.S. Bank National Association is not the MSC 2020-L4 custodian, is not affiliated with any sponsor and only serviced the Alrig Portfolio mortgage loan, which constitutes less than 5% of the mortgage pool, U.S. Bank National Association, as a CGCMT 2019-C7 servicing function participant, does not constitute a reporting “servicing function participant” for purposes of Item 1122 of Regulation AB, as specified in the Instruction 3 to Item 1122, and does not constitute a reporting “servicer” for purposes of Item 1123 of Regulation AB, as specified in the Instruction to Item 1123.

•   Argentic Services Company LP is the current special servicer under the MSC 2020-L4 pooling and servicing agreement. On May 6, 2020, LNR Partners, LLC was replaced as special servicer under the MSC 2020-L4 pooling and servicing agreement and was succeeded by Argentic Services Company LP.

In addition, each of the following parties engaged the services of certain servicing function participants and sub-servicers for the reporting period, as set forth below:

•   Wells Fargo Bank, National Association, as general master servicer under the BANK 2020-BNK25 pooling and servicing agreement, pursuant to which the 545 Washington Boulevard mortgage loan is serviced, engaged the services of CoreLogic Commercial Real Estate Services, Inc. and National Tax Search, LLC, in each case as a servicing function participant in respect of the 545 Washington Boulevard mortgage loan for the reporting period.

•   Wells Fargo Bank, National Association, as general master servicer under the BANK 2019-BNK24 pooling and servicing agreement, pursuant to which the 1412 Broadway mortgage loan is serviced, engaged the services of CoreLogic Commercial Real Estate Services, Inc. and National Tax Search, LLC, in each case as a servicing function participant in respect of the 1412 Broadway mortgage loan for the reporting period.

•   Wells Fargo Bank, National Association, as servicer under the Hudson Yard 2019-55HY trust and servicing agreement, pursuant to which the 55 Hudson Yards mortgage loan is serviced, engaged the services of CoreLogic Commercial Real Estate Services, Inc. and National Tax Search, LLC, in each case as a servicing function participant in respect of the 55 Hudson Yards mortgage loan for the reporting period.

•   Wells Fargo Bank, National Association, as master servicer under the CGCMT 2019-C7 pooling and servicing agreement, pursuant to which the Alrig Portfolio mortgage loan is serviced, engaged the services of CoreLogic Commercial Real Estate Services, Inc. and National Tax Search, LLC, in each case as a servicing function participant in respect of the Alrig Portfolio mortgage loan for the reporting period.

PART I

Item 1.	Business.
Omitted.
Item 1A.	Risk Factors.
Omitted.
Item 1B.	Unresolved Staff Comments.
None.
Item 2.	Properties.
Omitted.
Item 3.	Legal Proceedings.
Omitted.
Item 4.	Mine Safety Disclosures.
Omitted.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Omitted.
Item 6.	Selected Financial Data.
Omitted.
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.
Omitted.
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.
Omitted.
Item 8.	Financial Statements and Supplementary Data.
Omitted.
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
Omitted.
Item 9A.	Controls and Procedures.
Omitted.
Item 9B.	Other Information.
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.
Omitted.
Item 11.	Executive Compensation.
Omitted.
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Omitted.
Item 13.	Certain Relationships and Related Transactions, and Director Independence.
Omitted.
Item 14.	Principal Accountant Fees and Services.
Omitted.

ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB

Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

Not applicable.

Item 1114(b)(2) of Regulation AB, Significant Enhancement Provider Financial Information.

No entity or group of affiliated entities provides any enhancement or other support for the certificates as described under Item 1114 (a) of Regulation AB.

Item 1115(b) of Regulation AB, Certain Derivatives Instruments (Financial Information).

No entity or group of affiliated entities provides any derivative instruments for the certificates as described under Item 1115 of Regulation AB.

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no legal proceeding pending against the sponsors, depositor, trustee, issuing entity, servicer contemplated by Item 1108(a)(3) of Regulation AB, originator contemplated by Item 1110(b) of Regulation AB, or other party contemplated by Item 1100(d)(1) of Regulation AB, or of which any property of the foregoing is the subject, that is material to security holders, other than as follows:

Beginning on June 18, 2014, a group of institutional investors filed civil complaints in the Supreme Court of the State of New York, New York County, and later the U.S. District Court for the Southern District of New York, against Wells Fargo Bank, N.A., (“Wells Fargo Bank”) in its capacity as trustee for certain residential mortgage backed securities (“RMBS”) trusts.  The complaints against Wells Fargo Bank alleged that the trustee caused losses to investors and asserted causes of action based upon, among other things, the trustee's alleged failure to: (i) notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought included money damages in an unspecified amount, reimbursement of expenses, and equitable relief. In November 2018, Wells Fargo Bank reached an agreement, in which it denied any wrongdoing, to resolve such claims on a classwide basis for the 271 RMBS trusts at issue.  On May 6, 2019, the court entered an order approving the settlement agreement.  Separate lawsuits against Wells Fargo Bank making similar allegations filed by certain other institutional investors concerning several RMBS trusts in New York federal and state court are not covered by the settlement agreement.  In addition to the foregoing cases, in August 2014 and August 2015 Nomura Credit & Capital Inc. (“Nomura”) and Natixis Real Estate Holdings, LLC (“Natixis”) filed a total of seven third-party complaints against Wells Fargo Bank in New York state court. In the underlying first-party actions, Nomura and Natixis have been sued for alleged breaches of representations and warranties made in connection with residential mortgage-backed securities sponsored by them. In the third-party actions, Nomura and Natixis allege that Wells Fargo Bank, as master servicer, primary servicer or securities administrator, failed to notify Nomura and Natixis of their own breaches, failed to properly oversee the primary servicers, and failed to adhere to accepted servicing practices. Natixis additionally alleges that Wells Fargo Bank failed to perform default oversight duties. Wells Fargo Bank has asserted counterclaims alleging that Nomura and Natixis failed to provide Wells Fargo Bank notice of their representation and warranty breaches.  With respect to each of the foregoing litigations, Wells Fargo Bank believes plaintiffs' claims are without merit and intends to contest the claims vigorously, but there can be no assurances as to the outcome of the litigations or the possible impact of the litigations on Wells Fargo Bank or the related RMBS trusts

Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

The information regarding this Item has been provided previously in an annual report on Form 10-K of the issuing entity or in the prospectus of the issuing entity filed in a 424(b)(2) filing dated February 20, 2020.  In addition, (i) Midland Loan Services, a Division of PNC Bank, National Association, the master servicer under the CSAIL 2020-C19 pooling and servicing agreement, is also the master servicer under the MSC 2020-L4 pooling and servicing agreement, (ii) Wells Fargo Bank, National Association, the custodian under the CSAIL 2020-C19 pooling and servicing agreement, is also the custodian under the MSC 2020-L4 pooling and servicing agreement and the custodian under each Outside Pooling and Servicing Agreement (other than the CGCMT 2019-C7 pooling and servicing agreement), and (iii) Argentic Services Company LP, the current special servicer under the MSC 2020-L4 pooling and servicing agreement, is an affiliate of Argentic Real Estate Finance LLC, one of the sponsors of the MSC 2020-L4 securitization.

Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.

The reports on assessment of compliance with the servicing criteria for asset-backed securities and the related attestation reports on such assessments of compliance are attached hereto under Item 15.

Item 1123 of Regulation AB, Servicer Compliance Statement.

The servicer compliance statements are attached hereto under Item 15.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) Exhibits.

(4.1) Pooling and Servicing Agreement, dated as of February 1, 2020, between Morgan Stanley Capital I Inc., as depositor, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer, LNR Partners, LLC, as special servicer, Wells Fargo Bank, National Association, as certificate administrator and trustee, and Pentalpha Surveillance LLC, as operating advisor and as asset representations reviewer (filed as Exhibit 4.1 to the registrant's Current Report on Form 8-K/A filed on August 6, 2020 under SEC File No. 333-227446-09 and incorporated by reference herein).

(4.2) Trust and Servicing Agreement, dated as of December 1, 2019, between Morgan Stanley Capital I Inc., as depositor, KeyBank National Association, as servicer, Situs Holdings, LLC, as special servicer, Wells Fargo Bank, National Association, as certificate administrator, custodian and trustee, and Park Bridge Lender Services LLC, as operating advisor, relating to the BX 2019-OC11 securitization transaction, pursuant to which the Bellagio Hotel and Casino Mortgage Loan is serviced (filed as Exhibit 4.2 to the registrant's Current Report on Form 8-K filed on February 20, 2020 under SEC File No. 333-227446-09 and incorporated by reference herein).

(4.3) Pooling and Servicing Agreement, dated as of February 1, 2020, between Wells Fargo Commercial Mortgage Securities, Inc., as depositor, Wells Fargo Bank, National Association, as general master servicer, KeyBank National Association, as general special servicer, National Cooperative Bank, N.A., as NCB master servicer and NCB special servicer, Wells Fargo Bank, National Association, as certificate administrator, Wilmington Trust, National Association, as trustee, and Pentalpha Surveillance LLC, as operating advisor and as asset representations reviewer, relating to the BANK 2020-BNK25 securitization transaction, pursuant to which the 545 Washington Boulevard Mortgage Loan is serviced (filed as Exhibit 4.3 to the registrant's Current Report on Form 8-K filed on February 20, 2020 under SEC File No. 333-227446-09 and incorporated by reference herein).

(4.4) Pooling and Servicing Agreement, dated as of December 1, 2019, between Banc of America Merrill Lynch Commercial Mortgage Inc., as depositor, Wells Fargo Bank, National Association, as general master servicer, Midland Loan Services, a Division of PNC Bank, National Association, as general special servicer, National Cooperative Bank, N.A., as NCB master servicer and NCB special servicer, Wells Fargo Bank, National Association, as certificate administrator, Wilmington Trust, National Association, as trustee, and Park Bridge Lender Services LLC, as operating advisor and as asset representations reviewer, relating to the BANK 2019-BNK24 securitization transaction, pursuant to which the 1412 Broadway Mortgage Loan is serviced (filed as Exhibit 4.4 to the registrant's Current Report on Form 8-K filed on February 20, 2020 under SEC File No. 333-227446-09 and incorporated by reference herein).

(4.5) Trust and Servicing Agreement, dated as of December 6, 2019, between Wells Fargo Commercial Mortgage Securities, Inc., as depositor, Wells Fargo Bank, National Association, as master servicer, CWCapital Asset Management LLC, as special servicer, Wilmington Trust, National Association, as trustee, and Wells Fargo Bank, National Association, as certificate administrator, paying agent and custodian, relating to the HY 2019-55HY securitization transaction, pursuant to which the 55 Hudson Yards Mortgage Loan is serviced (filed as Exhibit 4.5 to the registrant's Current Report on Form 8-K filed on February 20, 2020 under SEC File No. 333-227446-09 and incorporated by reference herein).

(4.6) Pooling and Servicing Agreement, dated as of December 1, 2019, between Citigroup Commercial Mortgage Securities Inc., as depositor, Wells Fargo Bank, National Association, as master servicer, LNR Partners, LLC, as a special servicer, Wilmington Trust, National Association, as trustee, Citibank, N.A., as certificate administrator, and Pentalpha Surveillance LLC, as operating advisor and asset representations reviewer, relating to the CGCMT 2019-C7 securitization transaction, pursuant to which the Alrig Portfolio Mortgage Loan is serviced (filed as Exhibit 4.6 to the registrant's Current Report on Form 8-K filed on February 20, 2020 under SEC File No. 333-227446-09 and incorporated by reference herein).

(4.7) Pooling and Servicing Agreement, dated as of March 1, 2020, between Credit Suisse Commercial Mortgage Securities Corp., as depositor, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer, 3650 REIT Loan Servicing LLC, as special servicer, Park Bridge Lender Services LLC, as operating advisor and as asset representations reviewer, and Wells Fargo Bank, National Association, as certificate administrator and trustee, relating to the CSAIL 2020-C19 securitization transaction, pursuant to which the Sol y Luna Mortgage Loan was serviced from 3/30/20 to 12/31/20 (filed as Exhibit 4.7 to the registrant's Current Report on Form 8-K/A filed on April 13, 2020 under SEC File No. 333-227446-09 and incorporated by reference herein).

(31) Rule 13a-14(d)/15d-14(d) Certification.

(33)  Reports on assessment of compliance with servicing criteria for asset-backed securities.

33.1 Wells Fargo Bank, National Association, as Certificate Administrator

33.2 Wells Fargo Bank, National Association, as Custodian

33.3 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer

33.4 LNR Partners, LLC, as Special Servicer (from 2/20/20 to 5/5/20)

33.5 Argentic Services Company LP, as Special Servicer (from 5/6/20 to 12/31/20)

33.6 Pentalpha Surveillance LLC, as Operating Advisor

33.7 KeyBank National Association, as Master Servicer under the BX 2019-OC11 securitization, pursuant to which the following mortgage loans were serviced by such party: Bellagio Hotel and Casino (from 2/20/20 to 12/31/20)

33.8 Wells Fargo Bank, National Association, as Master Servicer under the BANK 2020-BNK25 securitization, pursuant to which the following mortgage loans were serviced by such party: 545 Washington Boulevard (2/20/20 to 12/31/20)

33.9 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the BANK 2020-BNK25 securitization, pursuant to which the following mortgage loans were serviced by such party: 545 Washington Boulevard (2/20/20 to 12/31/20)

33.10 National Tax Search, LLC, as Servicing Function Participant under the BANK 2020-BNK25 securitization, pursuant to which the following mortgage loans were serviced by such party: 545 Washington Boulevard (2/20/20 to 12/31/20)

33.11 Wells Fargo Bank, National Association, as Master Servicer under the BANK 2019-BNK24 securitization, pursuant to which the following mortgage loans were serviced by such party: 1412 Broadway (2/20/20 to 12/31/20) (See exhibit 33.8)

33.12 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the BANK 2019-BNK24 securitization, pursuant to which the following mortgage loans were serviced by such party: 1412 Broadway (2/20/20 to 12/31/20) (See exhibit 33.9)

33.13 National Tax Search, LLC, as Servicing Function Participant under the BANK 2019-BNK24 securitization, pursuant to which the following mortgage loans were serviced by such party: 1412 Broadway (2/20/20 to 12/31/20) (See exhibit 33.10)

33.14 Wells Fargo Bank, National Association, as Master Servicer under the Hudson Yards 2019-55HY securitization, pursuant to which the following mortgage loans were serviced by such party: 55 Hudson Yards (2/20/20 to 12/31/20) (See exhibit 33.8)

33.15 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the Hudson Yards 2019-55HY securitization, pursuant to which the following mortgage loans were serviced by such party: 55 Hudson Yards (2/20/20 to 12/31/20) (See exhibit 33.9)

33.16 National Tax Search, LLC, as Servicing Function Participant under the Hudson Yards 2019-55HY securitization, pursuant to which the following mortgage loans were serviced by such party: 55 Hudson Yards (2/20/20 to 12/31/20) (See exhibit 33.10)

33.17 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the CSAIL 2020-C19 securitization, pursuant to which the following mortgage loans were serviced by such party: Sol y Luna (3/30/20 to 12/31/20) (See exhibit 33.3)

33.18 Wells Fargo Bank, National Association, as Master Servicer under the CGCMT 2019-C7 securitization, pursuant to which the following mortgage loans were serviced by such party: Alrig Portfolio (2/20/20 to 12/31/20) (See exhibit 33.8)

33.19 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the CGCMT 2019-C7 securitization, pursuant to which the following mortgage loans were serviced by such party: Alrig Portfolio (2/20/20 to 12/31/20) (See exhibit 33.9)

33.20 National Tax Search, LLC, as Servicing Function Participant under the CGCMT 2019-C7 securitization, pursuant to which the following mortgage loans were serviced by such party: Alrig Portfolio (2/20/20 to 12/31/20) (See exhibit 33.10)

33.21 Situs Holdings, LLC, as Special Servicer under the BX 2019-OC11 securitization, pursuant to which the following mortgage loans were serviced by such party: Bellagio Hotel and Casino (from 2/20/20 to 12/31/20)

33.22 KeyBank National Association, as Special Servicer under the BANK 2020-BNK25 securitization, pursuant to which the following mortgage loans were serviced by such party: 545 Washington Boulevard (2/20/20 to 12/31/20) (See exhibit 33.7)

33.23 LNR Partners, LLC, as Special Servicer under the CGCMT 2019-C7 securitization, pursuant to which the following mortgage loans were serviced by such party: Alrig Portfolio (2/20/20 to 12/31/20) (See exhibit 33.4)

33.24 Wells Fargo Bank, National Association, as Custodian under the BX 2019-OC11 securitization, pursuant to which the following mortgage loans were serviced by such party: Bellagio Hotel and Casino (from 2/20/20 to 12/31/20) (See exhibit 33.2)

33.25 Wells Fargo Bank, National Association, as Custodian under the BANK 2020-BNK25 securitization, pursuant to which the following mortgage loans were serviced by such party: 545 Washington Boulevard (2/20/20 to 12/31/20) (See exhibit 33.2)

33.26 Wells Fargo Bank, National Association, as Custodian under the BANK 2019-BNK24 securitization, pursuant to which the following mortgage loans were serviced by such party: 1412 Broadway (2/20/20 to 12/31/20) (See exhibit 33.2)

33.27 Wells Fargo Bank, National Association, as Custodian under the Hudson Yards 2019-55HY securitization, pursuant to which the following mortgage loans were serviced by such party: 55 Hudson Yards (2/20/20 to 12/31/20) (See exhibit 33.2)

33.28 Wells Fargo Bank, National Association, as Custodian under the CSAIL 2020-C19 securitization, pursuant to which the following mortgage loans were serviced by such party: Sol y Luna (3/30/20 to 12/31/20) (See exhibit 33.2)

(34). Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1 Wells Fargo Bank, National Association, as Certificate Administrator

34.2 Wells Fargo Bank, National Association, as Custodian

34.3 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer

34.4 LNR Partners, LLC, as Special Servicer (from 2/20/20 to 5/5/20)

34.5 Argentic Services Company LP, as Special Servicer (from 5/6/20 to 12/31/20)

34.6 Pentalpha Surveillance LLC, as Operating Advisor

34.7 KeyBank National Association, as Master Servicer under the BX 2019-OC11 securitization, pursuant to which the following mortgage loans were serviced by such party: Bellagio Hotel and Casino (from 2/20/20 to 12/31/20)

34.8 Wells Fargo Bank, National Association, as Master Servicer under the BANK 2020-BNK25 securitization, pursuant to which the following mortgage loans were serviced by such party: 545 Washington Boulevard (2/20/20 to 12/31/20)

34.9 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the BANK 2020-BNK25 securitization, pursuant to which the following mortgage loans were serviced by such party: 545 Washington Boulevard (2/20/20 to 12/31/20)

34.10 National Tax Search, LLC, as Servicing Function Participant under the BANK 2020-BNK25 securitization, pursuant to which the following mortgage loans were serviced by such party: 545 Washington Boulevard (2/20/20 to 12/31/20)

34.11 Wells Fargo Bank, National Association, as Master Servicer under the BANK 2019-BNK24 securitization, pursuant to which the following mortgage loans were serviced by such party: 1412 Broadway (2/20/20 to 12/31/20) (See exhibit 34.8)

34.12 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the BANK 2019-BNK24 securitization, pursuant to which the following mortgage loans were serviced by such party: 1412 Broadway (2/20/20 to 12/31/20) (See exhibit 34.9)

34.13 National Tax Search, LLC, as Servicing Function Participant under the BANK 2019-BNK24 securitization, pursuant to which the following mortgage loans were serviced by such party: 1412 Broadway (2/20/20 to 12/31/20) (See exhibit 34.10)

34.14 Wells Fargo Bank, National Association, as Master Servicer under the Hudson Yards 2019-55HY securitization, pursuant to which the following mortgage loans were serviced by such party: 55 Hudson Yards (2/20/20 to 12/31/20) (See exhibit 34.8)

34.15 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the Hudson Yards 2019-55HY securitization, pursuant to which the following mortgage loans were serviced by such party: 55 Hudson Yards (2/20/20 to 12/31/20) (See exhibit 34.9)

34.16 National Tax Search, LLC, as Servicing Function Participant under the Hudson Yards 2019-55HY securitization, pursuant to which the following mortgage loans were serviced by such party: 55 Hudson Yards (2/20/20 to 12/31/20) (See exhibit 34.10)

34.17 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the CSAIL 2020-C19 securitization, pursuant to which the following mortgage loans were serviced by such party: Sol y Luna (3/30/20 to 12/31/20) (See exhibit 34.3)

34.18 Wells Fargo Bank, National Association, as Master Servicer under the CGCMT 2019-C7 securitization, pursuant to which the following mortgage loans were serviced by such party: Alrig Portfolio (2/20/20 to 12/31/20) (See exhibit 34.8)

34.19 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the CGCMT 2019-C7 securitization, pursuant to which the following mortgage loans were serviced by such party: Alrig Portfolio (2/20/20 to 12/31/20) (See exhibit 34.9)

34.20 National Tax Search, LLC, as Servicing Function Participant under the CGCMT 2019-C7 securitization, pursuant to which the following mortgage loans were serviced by such party: Alrig Portfolio (2/20/20 to 12/31/20) ((See exhibit 34.10)

34.21 Situs Holdings, LLC, as Special Servicer under the BX 2019-OC11 securitization, pursuant to which the following mortgage loans were serviced by such party: Bellagio Hotel and Casino (from 2/20/20 to 12/31/20)

34.22 KeyBank National Association, as Special Servicer under the BANK 2020-BNK25 securitization, pursuant to which the following mortgage loans were serviced by such party: 545 Washington Boulevard (2/20/20 to 12/31/20) (See exhibit 34.7)

34.23 LNR Partners, LLC, as Special Servicer under the CGCMT 2019-C7 securitization, pursuant to which the following mortgage loans were serviced by such party: Alrig Portfolio (2/20/20 to 12/31/20) (See exhibit 34.4)

34.24 Wells Fargo Bank, National Association, as Custodian under the BX 2019-OC11 securitization, pursuant to which the following mortgage loans were serviced by such party: Bellagio Hotel and Casino (from 2/20/20 to 12/31/20) (See exhibit 34.2)

34.25 Wells Fargo Bank, National Association, as Custodian under the BANK 2020-BNK25 securitization, pursuant to which the following mortgage loans were serviced by such party: 545 Washington Boulevard (2/20/20 to 12/31/20) (See exhibit 34.2)

34.26 Wells Fargo Bank, National Association, as Custodian under the BANK 2019-BNK24 securitization, pursuant to which the following mortgage loans were serviced by such party: 1412 Broadway (2/20/20 to 12/31/20) (See exhibit 34.2)

34.27 Wells Fargo Bank, National Association, as Custodian under the Hudson Yards 2019-55HY securitization, pursuant to which the following mortgage loans were serviced by such party: 55 Hudson Yards (2/20/20 to 12/31/20) (See exhibit 34.2)

34.28 Wells Fargo Bank, National Association, as Custodian under the CSAIL 2020-C19 securitization, pursuant to which the following mortgage loans were serviced by such party: Sol y Luna (3/30/20 to 12/31/20) (See exhibit 34.2)

(35). Servicer compliance statement.

35.1 Wells Fargo Bank, National Association, as Certificate Administrator

35.2 Wells Fargo Bank, National Association, as Custodian

35.3 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer

35.4 LNR Partners, LLC, as Special Servicer (from 2/20/20 to 5/5/20)

35.5 Argentic Services Company LP, as Special Servicer (from 5/6/20 to 12/31/20)

35.6 Wells Fargo Bank, National Association, as Master Servicer under the BANK 2020-BNK25 securitization, pursuant to which the following mortgage loans were serviced by such party: 545 Washington Boulevard (2/20/20 to 12/31/20)

35.7 Wells Fargo Bank, National Association, as Master Servicer under the BANK 2020-BNK24 securitization, pursuant to which the following mortgage loans were serviced by such party: 1412 Broadway (2/20/20 to 12/31/20) (See exhibit 35.6)

35.8 Wells Fargo Bank, National Association, as Master Servicer under the Hudson Yards 2019-55HY securitization, pursuant to which the following mortgage loans were serviced by such party: 55 Hudson Yards (2/20/20 to 12/31/20) (See exhibit 35.6)

35.9 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the CSAIL 2020-C19 securitization, pursuant to which the following mortgage loans were serviced by such party: Sol y Luna (3/30/20 to 12/31/20) (See exhibit 35.3)

35.10 Wells Fargo Bank, National Association, as Master Servicer under the CGCMT 2019-C7 securitization, pursuant to which the following mortgage loans were serviced by such party: Alrig Portfolio (2/20/20 to 12/31/20) (See exhibit 35.6)

35.11 LNR Partners, LLC, as Special Servicer under the CGCMT 2019-C7 securitization, pursuant to which the following mortgage loans were serviced by such party: Alrig Portfolio (2/20/20 to 12/31/20) (See exhibit 35.4)

35.12 Wells Fargo Bank, National Association, as Custodian under the BX 2019-OC11 securitization, pursuant to which the following mortgage loans were serviced by such party: Bellagio Hotel and Casino (from 2/20/20 to 12/31/20) (See exhibit 35.2)

35.13 Wells Fargo Bank, National Association, as Custodian under the BANK 2020-BNK25 securitization, pursuant to which the following mortgage loans were serviced by such party: 545 Washington Boulevard (2/20/20 to 12/31/20) (See exhibit 35.2)

35.14 Wells Fargo Bank, National Association, as Custodian under the BANK 2020-BNK24 securitization, pursuant to which the following mortgage loans were serviced by such party: 1412 Broadway (2/20/20 to 12/31/20) (See exhibit 35.2)

35.15 Wells Fargo Bank, National Association, as Custodian under the Hudson Yards 2019-55HY securitization, pursuant to which the following mortgage loans were serviced by such party: 55 Hudson Yards (2/20/20 to 12/31/20) (See exhibit 35.2)

35.16 Wells Fargo Bank, National Association, as Custodian under the CSAIL 2020-C19 securitization, pursuant to which the following mortgage loans were serviced by such party: Sol y Luna (3/30/20 to 12/31/20) (See exhibit 35.2)

(99.1) Mortgage Loan Purchase Agreement, dated February 7, 2020, between Morgan Stanley Capital I Inc. and Morgan Stanley Mortgage Capital Holdings LLC (filed as Exhibit 99.1 to the registrant's Current Report on Form 8-K filed on February 20, 2020 under SEC File No. 333-227446-09 and incorporated by reference herein).

(99.2) Mortgage Loan Purchase Agreement, dated February 7, 2020, between Morgan Stanley Capital I Inc. and Argentic Real Estate Finance LLC (filed as Exhibit 99.2 to the registrant's Current Report on Form 8-K filed on February 20, 2020 under SEC File No. 333-227446-09 and incorporated by reference herein).

(99.3) Mortgage Loan Purchase Agreement, dated February 7, 2020, between Morgan Stanley Capital I Inc. and Starwood Mortgage Capital LLC (filed as Exhibit 99.3 to the registrant's Current Report on Form 8-K filed on February 20, 2020 under SEC File No. 333-227446-09 and incorporated by reference herein).

(99.4) Mortgage Loan Purchase Agreement, dated February 7, 2020, between Morgan Stanley Capital I Inc. and Cantor Commercial Real Estate Lending, L.P. (filed as Exhibit 99.4 to the registrant's Current Report on Form 8-K filed on February 20, 2020 under SEC File No. 333-227446-09 and incorporated by reference herein).

(99.5) Agreement Between Note Holders, dated as of December 9, 2019, by and between Morgan Stanley Bank, N.A., as initial note A-1-S1 holder, initial note A-1-S2 holder, initial note A-1-RL holder, initial note A-1-C1 holder, initial note A-1-C2 holder, initial note A-1-C3 holder, initial note A-1-C4 holder, initial note A-1-C5 holder, initial note B-1-S holder, initial note B-1-RL holder and initial note C-1-S holder, Citi Real Estate Funding Inc., as initial note A-2-S1 holder, initial note A-2-S2 holder, initial note A-2-RL holder, initial note A-2-C1 holder, initial note A-2-C2 holder, initial note A-2-C3 holder, initial note A-2-C4 holder, initial note A-2-C5 holder, initial note B-2-S holder, initial note B-2-RL holder and initial note C-2-S holder, and JPMorgan Chase Bank, National Association, as initial note A-3-S1 holder, initial note A-3-S2 holder, initial note A-3-RL holder, initial note A-3-C1 holder, initial note A-3-C2 holder, initial note A-3-C3 holder, initial note A-3-C4 holder, initial note A-3-C5 holder, initial note B-3-S holder, initial note B-3-RL holder and initial note C-3-S holder, relating to the Bellagio Hotel and Casino loan combination (filed as Exhibit 99.5 to the registrant's Current Report on Form 8-K filed on February 20, 2020 under SEC File No. 333-227446-09 and incorporated by reference herein).

(99.6) Agreement Between Note Holders, dated as of January 23, 2020, by and between Morgan Stanley Bank, N.A., as initial note A-1 holder, Morgan Stanley Bank, N.A., as initial note A-2 holder, Morgan Stanley Bank, N.A., as initial note A-3 holder, Barclays Capital Real Estate Inc., as initial note A-4 holder, and Morgan Stanley Mortgage Capital Holdings LLC, as initial agent, relating to the 545 Washington Boulevard loan combination (filed as Exhibit 99.6 to the registrant's Current Report on Form 8-K filed on February 20, 2020 under SEC File No. 333-227446-09 and incorporated by reference herein).

(99.7) Agreement Between Note Holders, dated as of November 21, 2019, by and between Argentic Real Estate Finance LLC, as initial note A-1 holder, Argentic Real Estate Finance LLC, as initial note A-2 holder, Argentic Real Estate Finance LLC, as initial note A-3 holder, and Argentic Real Estate Finance LLC, as initial note A-4 holder, relating to the Royal Palm Place loan combination (filed as Exhibit 99.7 to the registrant's Current Report on Form 8-K filed on February 20, 2020 under SEC File No. 333-227446-09 and incorporated by reference herein).

(99.8) Agreement Between Noteholders, dated as of February 20, 2020, by and among Cantor Commercial Real Estate Lending, L.P., as initial note A-1 holder, Cantor Commercial Real Estate Lending, L.P., as initial note A-2 holder, Cantor Commercial Real Estate Lending, L.P., as initial note A-3 holder, Cantor Commercial Real Estate Lending, L.P., as initial note A-4 holder, and Cantor Commercial Real Estate Lending, L.P., as initial note A-5 holder, relating to the AVR Atlanta Airport Marriott Gateway loan combination (filed as Exhibit 99.8 to the registrant's Current Report on Form 8-K filed on February 20, 2020 under SEC File No. 333-227446-09 and incorporated by reference herein).

(99.9) Agreement Between Note Holders, dated as of December 19, 2019, by and between Morgan Stanley Bank, N.A., as initial note A-1 holder, Morgan Stanley Bank, N.A., as initial note A-2 holder, Morgan Stanley Bank, N.A., as initial note A-3 holder, and Morgan Stanley Mortgage Capital Holdings LLC, as initial agent, relating to the 1412 Broadway loan combination (filed as Exhibit 99.9 to the registrant's Current Report on Form 8-K filed on February 20, 2020 under SEC File No. 333-227446-09 and incorporated by reference herein).

(99.10) Co-Lender Agreement, dated as of November 21, 2019, by and between Wells Fargo Bank, National Association, as initial note A holder, DBR Investments Co. Limited, as initial note A holder, Morgan Stanley Bank, National Association, as initial note A holder, Wells Fargo Bank, National Association, as initial note B-1 holder, DBR Investments Co. Limited, as initial note B-2 holder, and Morgan Stanley Bank, National Association, as initial note B-3 holder, relating to the 55 Hudson Yards loan combination (filed as Exhibit 99.10 to the registrant's Current Report on Form 8-K filed on February 20, 2020 under SEC File No. 333-227446-09 and incorporated by reference herein).

(99.11) Agreement Between Noteholders, dated as of January 3, 2020, by and among Grass River Real Estate Credit Partners Loan Funding, LLC, as initial note A-1, A-2, A-3, A-4, A-5 and A-6 holder, and Cantor Commercial Real Estate Lending, L.P., as initial note B holder, relating to the Sol y Luna loan combination (filed as Exhibit 99.11 to the registrant's Current Report on Form 8-K filed on February 20, 2020 under SEC File No. 333-227446-09 and incorporated by reference herein).

(99.12) Co-Lender Agreement, dated as of January 24, 2020, by and between Starwood Mortgage Capital LLC, as initial note A-1 holder, and Starwood Mortgage Capital LLC, as initial note A-2 holder, relating to the McCarthy Ranch loan combination (filed as Exhibit 99.12 to the registrant's Current Report on Form 8-K filed on February 20, 2020 under SEC File No. 333-227446-09 and incorporated by reference herein).

(99.13) Co-Lender Agreement, dated as of October 25, 2019, by and among Starwood Mortgage Capital LLC, as initial note A-1 holder, Starwood Mortgage Capital LLC, as initial note A-2 holder, and Starwood Mortgage Capital LLC, as initial note A-3 holder, relating to the Alrig Portfolio loan combination (filed as Exhibit 99.13 to the registrant's Current Report on Form 8-K filed on February 20, 2020 under SEC File No. 333-227446-09 and incorporated by reference herein).

(99.14) Agreement Between Noteholders, dated as of February 20, 2020, by and among Cantor Commercial Real Estate Lending, L.P., as initial note A-1 holder, and Cantor Commercial Real Estate Lending, L.P., as initial note A-2 holder, relating to the Jewelry Building loan combination (filed as Exhibit 99.14 to the registrant's Current Report on Form 8-K filed on February 20, 2020 under SEC File No. 333-227446-09 and incorporated by reference herein).

(b) See (a) above.

(c) Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Morgan Stanley Capital I Inc.

(Depositor)

By: /s/ Jane Lam

Jane Lam, Director and President

(senior officer in charge of securitization of the depositor)

Date:  March 30, 2021