Form 10-K
period 2021-12-31
Morgan Stanley Capital I Trust 2020-L4
filed 2022-03-30
CIK 1799463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10‑K

(Mark one)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

    For the fiscal year ended December 31, 2021

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

  • the Alrig Portfolio mortgage loan, which is serviced pursuant to the CGCMT 2019-C7 pooling and servicing agreement attached hereto as Exhibit 4.6; and

•   the Sol y Luna mortgage loan, which is serviced pursuant to the CSAIL 2020-C19 pooling and servicing agreement attached hereto as Exhibit 4.7.

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

•   Midland Loan Services, a Division of PNC Bank, National Association was, until July 13, 2021, the special servicer under the BANK 2019-BNK24 pooling and servicing agreement, pursuant to which the 1412 Broadway mortgage loan is serviced. Because Midland Loan Services, a Division of PNC Bank, National Association is not the MSC 2020-L4 special servicer, is not affiliated with any sponsor and serviced only the 1412 Broadway mortgage loan, which constitutes less than 5% of the mortgage pool, Midland Loan Services, a Division of PNC Bank, National Association, as BANK 2019-BNK24 special servicer, does not constitute a reporting “servicing function participant” for purposes of Item 1122 of Regulation AB, as specified in the Instruction 3 to Item 1122, and does not constitute a reporting “servicer” for purposes of Item 1123 of Regulation AB, as specified in the Instruction to Item 1123.

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

•   3650 REIT Loan Servicing LLC is the special servicer under the CSAIL 2020-C19 pooling and servicing agreement, pursuant to which the Sol y Luna mortgage loan is serviced.  Because 3650 REIT Loan Servicing LLC is not the MSC 2020-L4 special servicer, is not affiliated with any sponsor and services only the Sol y Luna mortgage loan, which constitutes less than 5% of the mortgage pool, 3650 REIT Loan Servicing LLC, as CSAIL 2019-C19 special servicer, does not constitute a reporting “servicing function participant” for purposes of Item 1122 of Regulation AB, as specified in the Instruction 3 to Item 1122, and does not constitute a reporting “servicer” for purposes of Item 1123 of Regulation AB, as specified in the Instruction to Item 1123.

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

•   LNR Partners, LLC is the current special servicer under the BANK 2019-BNK24 pooling and servicing agreement, pursuant to which the 1412 Broadway mortgage loan is serviced. On July 13, 2021, Midland Loan Services, a Division of PNC Bank, National Association was replaced as special servicer under the BANK 2019-BNK24 pooling and servicing agreement and was succeeded by LNR Partners, LLC.

•   National Tax Search, LLC merged into CoreLogic Solutions, LLC in 2021.  CoreLogic Solutions, LLC’s report on assessment of compliance with servicing criteria and registered public accounting firm attestation report, in each case provided pursuant to Item 1122 of Regulation AB, also relate to National Tax Search, LLC’s platform for the reporting period.

 In addition, each of the following parties engaged the services of certain servicing function participants and sub-servicers for the reporting period, as set forth below:

•   Wells Fargo Bank, National Association, as general master servicer under the BANK 2020-BNK25 pooling and servicing agreement, pursuant to which the 545 Washington Boulevard mortgage loan is serviced, engaged the services of CoreLogic Solutions, LLC and National Tax Search, LLC, in each case as a servicing function participant in respect of the 545 Washington Boulevard mortgage loan for the reporting period.

•   Wells Fargo Bank, National Association, as general master servicer under the BANK 2019-BNK24 pooling and servicing agreement, pursuant to which the 1412 Broadway mortgage loan is serviced, engaged the services of CoreLogic Solutions, LLC and National Tax Search, LLC, in each case as a servicing function participant in respect of the 1412 Broadway mortgage loan for the reporting period.

•   Wells Fargo Bank, National Association, as servicer under the Hudson Yard 2019-55HY trust and servicing agreement, pursuant to which the 55 Hudson Yards mortgage loan is serviced, engaged the services of CoreLogic Solutions, LLC and National Tax Search, LLC, in each case as a servicing function participant in respect of the 55 Hudson Yards mortgage loan for the reporting period.

•   Wells Fargo Bank, National Association, as master servicer under the CGCMT 2019-C7 pooling and servicing agreement, pursuant to which the Alrig Portfolio mortgage loan is serviced, engaged the services of CoreLogic Solutions, LLC and National Tax Search, LLC, in each case as a servicing function participant in respect of the Alrig Portfolio mortgage loan for the reporting period.

•   On November 1, 2021, pursuant to the second amended and restated servicing agreement attached hereto as Exhibit 99.15, Computershare Trust Company, National Association was engaged to perform all or virtually all of Wells Fargo Bank, National Association’s roles as certificate administrator, custodian and trustee, as applicable, under (i) the pooling and servicing agreement and (ii) each Outside Pooling and Servicing Agreement.

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

In December 2014, Phoenix Light SF Limited and certain related entities and the National Credit Union Administration (NCUA) filed complaints in the United States District Court for the Southern District of New York against Wells Fargo Bank, alleging claims against Wells Fargo Bank in its capacity as trustee for a number of residential mortgage-backed securities trusts. Complaints raising similar allegations have been filed by Commerzbank AG in the Southern District of New York and by IKB International and IKB Deutsche Industriebank in New York state court. In each case, the plaintiffs allege that Wells Fargo Bank, as trustee, caused losses to investors, and plaintiffs assert causes of action based upon, among other things, the trustee’s alleged failure to notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, notify investors of alleged events of default, and abide by appropriate standards of care following alleged events of default. Wells Fargo Bank previously settled two class action lawsuits with similar allegations that were filed in November 2014 and December 2016 by institutional investors in the Southern District of New York and New York state court, respectively. In addition, Park Royal I LLC and Park Royal II LLC have filed complaints in New York state court alleging Wells Fargo Bank, N.A., as trustee, failed to take appropriate actions upon learning of defective mortgage loan documentation. In March 2021, the Company entered into an agreement to resolve the case filed by the NCUA.

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

With respect to each of the foregoing litigations, Wells Fargo Bank believes plaintiffs' claims are without merit and intends to contest the claims vigorously, but there can be no assurances as to the outcome of the litigations or the possible impact of the litigations on Wells Fargo Bank or the related RMBS trusts.

On February 14, 2022, Cantor Commercial Real Estate Lending, L.P. (“CCRE”) was named as a defendant in a lawsuit captioned Kingsbridge 2005, LLC, Shelbourne Broad Street, LLC and 691 Central Avenue SPE LLC v Cantor Commercial Real Estate Lending, L.P., and KKR Real Estate Credit Opportunity Partners Aggregator I L.P., and Midland Loan Services, Inc., Index No. 650687/2002, filed in the Supreme Court of the State of New York, County of New York.  Plaintiff seeks recission of a $93 million loan issued by CCRE in September 2018 and subsequently sold into four commercial mortgage backed securities transactions on the theory of unilateral mistake.  Plaintiff claims it discovered the issue when it was denied partial defeasance of one property that served as collateral for the loan.  The case is in the early stages.  At this point, CCRE does not believe the outcome of the case would have a material impact on CCRE’s obligations with respect to the loan or on certificate holders, although no assurance can be given that it will not have a material impact on certificate holders.

Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

The information regarding this Item has been provided previously in an annual report on Form 10-K of the issuing entity or in the prospectus of the issuing entity filed in a 424(b)(2) filing dated February 20, 2020.  In addition, LNR Partners, LLC, the general special servicer under the BANK 2019-BNK24 pooling and servicing agreement, pursuant to which the 1412 Broadway mortgage loan is serviced, is also the special servicer under the CGCMT 2019-C7 pooling and servicing agreement, an affiliate of the directing certificateholder under the CGCMT 2019-C7 pooling and servicing agreement and an affiliate of Starwood Mortgage Capital LLC, one of the sponsors of the MSC 2020-L4 securitization.

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

(4.7) Pooling and Servicing Agreement, dated as of March 1, 2020, between Credit Suisse Commercial Mortgage Securities Corp., as depositor, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer, 3650 REIT Loan Servicing LLC, as special servicer, Park Bridge Lender Services LLC, as operating advisor and as asset representations reviewer, and Wells Fargo Bank, National Association, as certificate administrator and trustee, relating to the CSAIL 2020-C19 securitization transaction, pursuant to which the Sol y Luna Mortgage Loan is serviced (filed as Exhibit 4.7 to the registrant's Current Report on Form 8-K/A filed on April 13, 2020 under SEC File No. 333-227446-09 and incorporated by reference herein).

(31) Rule 13a-14(d)/15d-14(d) Certification.

(33)  Reports on assessment of compliance with servicing criteria for asset-backed securities.

33.1 Wells Fargo Bank, National Association, as Certificate Administrator

33.2 Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator (from 11/1/21 to 12/31/21)

33.3 Wells Fargo Bank, National Association, as Custodian

33.4 Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (from 11/1/21 to 12/31/21)

33.5 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer

33.6 Argentic Services Company LP, as Special Servicer

33.7 Pentalpha Surveillance LLC, as Operating Advisor

33.8 KeyBank National Association, as Master Servicer under the BX 2019-OC11 securitization, pursuant to which the following mortgage loans were serviced by such party: Bellagio Hotel and Casino (from 1/1/21 to 12/31/21)

33.9 Wells Fargo Bank, National Association, as Master Servicer under the BANK 2020-BNK25 securitization, pursuant to which the following mortgage loans were serviced by such party: 545 Washington Boulevard (1/1/21 to 12/31/21)

33.10 CoreLogic Solutions, LLC, as Servicing Function Participant under the BANK 2020-BNK25 securitization, pursuant to which the following mortgage loans were serviced by such party: 545 Washington Boulevard (1/1/21 to 12/31/21)

33.11 Wells Fargo Bank, National Association, as Master Servicer under the BANK 2019-BNK24 securitization, pursuant to which the following mortgage loans were serviced by such party: 1412 Broadway (1/1/21 to 12/31/21) (See exhibit 33.9)

33.12 CoreLogic Solutions, LLC, as Servicing Function Participant under the BANK 2019-BNK24 securitization, pursuant to which the following mortgage loans were serviced by such party: 1412 Broadway (1/1/21 to 12/31/21) (See exhibit 33.10)

33.13 Wells Fargo Bank, National Association, as Master Servicer under the Hudson Yards 2019-55HY securitization, pursuant to which the following mortgage loans were serviced by such party: 55 Hudson Yards (1/1/21 to 12/31/21) (See exhibit 33.9)

33.14 CoreLogic Solutions, LLC, as Servicing Function Participant under the Hudson Yards 2019-55HY securitization, pursuant to which the following mortgage loans were serviced by such party: 55 Hudson Yards (1/1/21 to 12/31/21) (See exhibit 33.10)

33.15 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the CSAIL 2020-C19 securitization, pursuant to which the following mortgage loans were serviced by such party: Sol y Luna (1/1/21 to 12/31/21) (See exhibit 33.5)

33.16 Wells Fargo Bank, National Association, as Master Servicer under the CGCMT 2019-C7 securitization, pursuant to which the following mortgage loans were serviced by such party: Alrig Portfolio (1/1/21 to 12/31/21) (See exhibit 33.9)

33.17 CoreLogic Solutions, LLC, as Servicing Function Participant under the CGCMT 2019-C7 securitization, pursuant to which the following mortgage loans were serviced by such party: Alrig Portfolio (1/1/21 to 12/31/21) (See exhibit 33.10)

33.18 Situs Holdings, LLC, as Special Servicer under the BX 2019-OC11 securitization, pursuant to which the following mortgage loans were serviced by such party: Bellagio Hotel and Casino (from 1/1/21 to 12/31/21)

33.19 KeyBank National Association, as Special Servicer under the BANK 2020-BNK25 securitization, pursuant to which the following mortgage loans were serviced by such party: 545 Washington Boulevard (1/1/21 to 12/31/21) (See exhibit 33.8)

33.20 LNR Partners, LLC, as Special Servicer under the BANK 2019-BNK24 securitization, pursuant to which the following mortgage loans were serviced by such party: 1412 Broadway (7/13/21 to 12/31/21)

33.21 LNR Partners, LLC, as Special Servicer under the CGCMT 2019-C7 securitization, pursuant to which the following mortgage loans were serviced by such party: Alrig Portfolio (1/1/21 to 12/31/21) (See exhibit 33.20)

33.22 Wells Fargo Bank, National Association, as Custodian under the BX 2019-OC11 securitization, pursuant to which the following mortgage loans were serviced by such party: Bellagio Hotel and Casino (from 1/1/21 to 12/31/21) (See exhibit 33.3)

33.23 Computershare Trust Company, National Association, as Servicing Function Participant under the BX 2019-OC11 securitization, pursuant to which the following mortgage loans were serviced by such party: Bellagio Hotel and Casino (from 11/1/21 to 12/31/21) (See exhibit 33.4)

33.24 Wells Fargo Bank, National Association, as Custodian under the BANK 2020-BNK25 securitization, pursuant to which the following mortgage loans were serviced by such party: 545 Washington Boulevard (1/1/21 to 12/31/21) (See exhibit 33.3)

33.25 Computershare Trust Company, National Association, as Servicing Function Participant under the BANK 2020-BNK25 securitization, pursuant to which the following mortgage loans were serviced by such party: 545 Washington Boulevard (11/1/21 to 12/31/21) (See exhibit 33.4)

33.26 Wells Fargo Bank, National Association, as Custodian under the BANK 2019-BNK24 securitization, pursuant to which the following mortgage loans were serviced by such party: 1412 Broadway (1/1/21 to 12/31/21) (See exhibit 33.3)

33.27 Computershare Trust Company, National Association, as Servicing Function Participant under the BANK 2019-BNK24 securitization, pursuant to which the following mortgage loans were serviced by such party: 1412 Broadway (11/1/21 to 12/31/21) (See exhibit 33.4)

33.28 Wells Fargo Bank, National Association, as Custodian under the Hudson Yards 2019-55HY securitization, pursuant to which the following mortgage loans were serviced by such party: 55 Hudson Yards (1/1/21 to 12/31/21) (See exhibit 33.3)

33.29 Computershare Trust Company, National Association, as Servicing Function Participant under the Hudson Yards 2019-55HY securitization, pursuant to which the following mortgage loans were serviced by such party: 55 Hudson Yards (11/1/21 to 12/31/21) (See exhibit 33.4)

33.30 Wells Fargo Bank, National Association, as Custodian under the CSAIL 2020-C19 securitization, pursuant to which the following mortgage loans were serviced by such party: Sol y Luna (1/1/21 to 12/31/21) (See exhibit 33.3)

33.31 Computershare Trust Company, National Association, as Servicing Function Participant under the CSAIL 2020-C19 securitization, pursuant to which the following mortgage loans were serviced by such party: Sol y Luna (11/1/21 to 12/31/21) (See exhibit 33.4)

(34). Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1 Wells Fargo Bank, National Association, as Certificate Administrator

34.2 Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator (from 11/1/21 to 12/31/21)

34.3 Wells Fargo Bank, National Association, as Custodian

34.4 Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (from 11/1/21 to 12/31/21)

34.5 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer

34.6 Argentic Services Company LP, as Special Servicer

34.7 Pentalpha Surveillance LLC, as Operating Advisor

34.8 KeyBank National Association, as Master Servicer under the BX 2019-OC11 securitization, pursuant to which the following mortgage loans were serviced by such party: Bellagio Hotel and Casino (from 1/1/21 to 12/31/21)

34.9 Wells Fargo Bank, National Association, as Master Servicer under the BANK 2020-BNK25 securitization, pursuant to which the following mortgage loans were serviced by such party: 545 Washington Boulevard (1/1/21 to 12/31/21)

34.10 CoreLogic Solutions, LLC, as Servicing Function Participant under the BANK 2020-BNK25 securitization, pursuant to which the following mortgage loans were serviced by such party: 545 Washington Boulevard (1/1/21 to 12/31/21)

34.11 Wells Fargo Bank, National Association, as Master Servicer under the BANK 2019-BNK24 securitization, pursuant to which the following mortgage loans were serviced by such party: 1412 Broadway (1/1/21 to 12/31/21) (See exhibit 34.9)

34.12 CoreLogic Solutions, LLC, as Servicing Function Participant under the BANK 2019-BNK24 securitization, pursuant to which the following mortgage loans were serviced by such party: 1412 Broadway (1/1/21 to 12/31/21) (See exhibit 34.10)

34.13 Wells Fargo Bank, National Association, as Master Servicer under the Hudson Yards 2019-55HY securitization, pursuant to which the following mortgage loans were serviced by such party: 55 Hudson Yards (1/1/21 to 12/31/21) (See exhibit 34.9)

34.14 CoreLogic Solutions, LLC, as Servicing Function Participant under the Hudson Yards 2019-55HY securitization, pursuant to which the following mortgage loans were serviced by such party: 55 Hudson Yards (1/1/21 to 12/31/21) (See exhibit 34.10)

34.15 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the CSAIL 2020-C19 securitization, pursuant to which the following mortgage loans were serviced by such party: Sol y Luna (1/1/21 to 12/31/21) (See exhibit 34.5)

34.16 Wells Fargo Bank, National Association, as Master Servicer under the CGCMT 2019-C7 securitization, pursuant to which the following mortgage loans were serviced by such party: Alrig Portfolio (1/1/21 to 12/31/21) (See exhibit 34.9)

34.17 CoreLogic Solutions, LLC, as Servicing Function Participant under the CGCMT 2019-C7 securitization, pursuant to which the following mortgage loans were serviced by such party: Alrig Portfolio (1/1/21 to 12/31/21) (See exhibit 34.10)

34.18 Situs Holdings, LLC, as Special Servicer under the BX 2019-OC11 securitization, pursuant to which the following mortgage loans were serviced by such party: Bellagio Hotel and Casino (from 1/1/21 to 12/31/21)

34.19 KeyBank National Association, as Special Servicer under the BANK 2020-BNK25 securitization, pursuant to which the following mortgage loans were serviced by such party: 545 Washington Boulevard (1/1/21 to 12/31/21) (See exhibit 34.8)

34.20 LNR Partners, LLC, as Special Servicer under the BANK 2019-BNK24 securitization, pursuant to which the following mortgage loans were serviced by such party: 1412 Broadway (7/13/21 to 12/31/21)

34.21 LNR Partners, LLC, as Special Servicer under the CGCMT 2019-C7 securitization, pursuant to which the following mortgage loans were serviced by such party: Alrig Portfolio (1/1/21 to 12/31/21) (See exhibit 34.20)

34.22 Wells Fargo Bank, National Association, as Custodian under the BX 2019-OC11 securitization, pursuant to which the following mortgage loans were serviced by such party: Bellagio Hotel and Casino (from 1/1/21 to 12/31/21) (See exhibit 34.3)

34.23 Computershare Trust Company, National Association, as Servicing Function Participant under the BX 2019-OC11 securitization, pursuant to which the following mortgage loans were serviced by such party: Bellagio Hotel and Casino (from 11/1/21 to 12/31/21) (See exhibit 34.4)

34.24 Wells Fargo Bank, National Association, as Custodian under the BANK 2020-BNK25 securitization, pursuant to which the following mortgage loans were serviced by such party: 545 Washington Boulevard (1/1/21 to 12/31/21) (See exhibit 34.3)

34.25 Computershare Trust Company, National Association, as Servicing Function Participant under the BANK 2020-BNK25 securitization, pursuant to which the following mortgage loans were serviced by such party: 545 Washington Boulevard (11/1/21 to 12/31/21) (See exhibit 34.4)

34.26 Wells Fargo Bank, National Association, as Custodian under the BANK 2019-BNK24 securitization, pursuant to which the following mortgage loans were serviced by such party: 1412 Broadway (1/1/21 to 12/31/21) (See exhibit 34.3)

34.27 Computershare Trust Company, National Association, as Servicing Function Participant under the BANK 2019-BNK24 securitization, pursuant to which the following mortgage loans were serviced by such party: 1412 Broadway (11/1/21 to 12/31/21) (See exhibit 34.4)

34.28 Wells Fargo Bank, National Association, as Custodian under the Hudson Yards 2019-55HY securitization, pursuant to which the following mortgage loans were serviced by such party: 55 Hudson Yards (1/1/21 to 12/31/21) (See exhibit 34.3)

34.29 Computershare Trust Company, National Association, as Servicing Function Participant under the Hudson Yards 2019-55HY securitization, pursuant to which the following mortgage loans were serviced by such party: 55 Hudson Yards (11/1/21 to 12/31/21) (See exhibit 34.4)

34.30 Wells Fargo Bank, National Association, as Custodian under the CSAIL 2020-C19 securitization, pursuant to which the following mortgage loans were serviced by such party: Sol y Luna (1/1/21 to 12/31/21) (See exhibit 34.3)

34.31 Computershare Trust Company, National Association, as Servicing Function Participant under the CSAIL 2020-C19 securitization, pursuant to which the following mortgage loans were serviced by such party: Sol y Luna (11/1/21 to 12/31/21) (See exhibit 34.4)

(35). Servicer compliance statement.

35.1 Wells Fargo Bank, National Association, as Certificate Administrator

35.2 Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator (from 11/1/21 to 12/31/21)

35.3 Wells Fargo Bank, National Association, as Custodian

35.4 Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (from 11/1/21 to 12/31/21)

35.5 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer

35.6 Argentic Services Company LP, as Special Servicer

35.7 Wells Fargo Bank, National Association, as Master Servicer under the BANK 2020-BNK25 securitization, pursuant to which the following mortgage loans were serviced by such party: 545 Washington Boulevard (1/1/21 to 12/31/21)

35.8 Wells Fargo Bank, National Association, as Master Servicer under the BANK 2019-BNK24 securitization, pursuant to which the following mortgage loans were serviced by such party: 1412 Broadway (1/1/21 to 12/31/21) (See exhibit 35.7)

35.9 Wells Fargo Bank, National Association, as Master Servicer under the Hudson Yards 2019-55HY securitization, pursuant to which the following mortgage loans were serviced by such party: 55 Hudson Yards (1/1/21 to 12/31/21) (See exhibit 35.7)

35.10 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the CSAIL 2020-C19 securitization, pursuant to which the following mortgage loans were serviced by such party: Sol y Luna (1/1/21 to 12/31/21) (See exhibit 35.5)

35.11 Wells Fargo Bank, National Association, as Master Servicer under the CGCMT 2019-C7 securitization, pursuant to which the following mortgage loans were serviced by such party: Alrig Portfolio (1/1/21 to 12/31/21) (See exhibit 35.7)

35.12 LNR Partners, LLC, as Special Servicer under the BANK 2019-BNK24 securitization, pursuant to which the following mortgage loans were serviced by such party: 1412 Broadway (7/13/21 to 12/31/21)

35.13 LNR Partners, LLC, as Special Servicer under the CGCMT 2019-C7 securitization, pursuant to which the following mortgage loans were serviced by such party: Alrig Portfolio (1/1/21 to 12/31/21) (See exhibit 35.12)

35.14 Wells Fargo Bank, National Association, as Custodian under the BX 2019-OC11 securitization, pursuant to which the following mortgage loans were serviced by such party: Bellagio Hotel and Casino (from 1/1/21 to 12/31/21) (See exhibit 35.3)

35.15 Computershare Trust Company, National Association, as Servicing Function Participant under the BX 2019-OC11 securitization, pursuant to which the following mortgage loans were serviced by such party: Bellagio Hotel and Casino (from 11/1/21 to 12/31/21) (See exhibit 35.4)

35.16 Wells Fargo Bank, National Association, as Custodian under the BANK 2020-BNK25 securitization, pursuant to which the following mortgage loans were serviced by such party: 545 Washington Boulevard (1/1/21 to 12/31/21) (See exhibit 35.3)

35.17 Computershare Trust Company, National Association, as Servicing Function Participant under the BANK 2020-BNK25 securitization, pursuant to which the following mortgage loans were serviced by such party: 545 Washington Boulevard (11/1/21 to 12/31/21) (See exhibit 35.4)

35.18 Wells Fargo Bank, National Association, as Custodian under the BANK 2019-BNK24 securitization, pursuant to which the following mortgage loans were serviced by such party: 1412 Broadway (1/1/21 to 12/31/21) (See exhibit 35.3)

35.19 Computershare Trust Company, National Association, as Servicing Function Participant under the BANK 2019-BNK24 securitization, pursuant to which the following mortgage loans were serviced by such party: 1412 Broadway (11/1/21 to 12/31/21) (See exhibit 35.4)

35.20 Wells Fargo Bank, National Association, as Custodian under the Hudson Yards 2019-55HY securitization, pursuant to which the following mortgage loans were serviced by such party: 55 Hudson Yards (1/1/21 to 12/31/21) (See exhibit 35.3)

35.21 Computershare Trust Company, National Association, as Servicing Function Participant under the Hudson Yards 2019-55HY securitization, pursuant to which the following mortgage loans were serviced by such party: 55 Hudson Yards (11/1/21 to 12/31/21) (See exhibit 35.4)

35.22 Wells Fargo Bank, National Association, as Custodian under the CSAIL 2020-C19 securitization, pursuant to which the following mortgage loans were serviced by such party: Sol y Luna (1/1/21 to 12/31/21) (See exhibit 35.3)

35.23 Computershare Trust Company, National Association, as Servicing Function Participant under the CSAIL 2020-C19 securitization, pursuant to which the following mortgage loans were serviced by such party: Sol y Luna (11/1/21 to 12/31/21) (See exhibit 35.4)

(99.1) Mortgage Loan Purchase Agreement, dated February 7, 2020, between Morgan Stanley Capital I Inc. and Morgan Stanley Mortgage Capital Holdings LLC (filed as Exhibit 99.1 to the registrant's Current Report on Form 8-K filed on February 20, 2020 under SEC File No. 333-227446-09 and incorporated by reference herein).

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

(99.15) Second Amended and Restated Servicing Agreement, effective as of October 31, 2021, between Wells Fargo Bank, N.A., Wells Fargo Delaware Trust Company, N.A., Computershare Trust Company, N.A., Computershare Delaware Trust Company and Computershare Limited (filed as Exhibit 99.1 to the registrant's Current Report on Form 8-K filed on November 5, 2021 under SEC File No. 333-227446-09 and incorporated by reference herein).

(b) See (a) above.

(c) Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Morgan Stanley Capital I Inc.

(Depositor)

By: /s/ Jane Lam

Jane Lam, President

(senior officer in charge of securitization of the depositor)

Date:  March 30, 2022