Form 10-K
period 2023-12-31
Morgan Stanley Capital I Trust 2020-L4
filed 2024-03-29
CIK 1799463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10‑K

(Mark one)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

    For the fiscal year ended December 31, 2023

OR

// TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number:333-227446-09

Central Index Key Number of the issuing entity: 0001799463

Morgan Stanley Capital I Trust 2020-L4

(exact name of issuing entity as specified in its charter)

Central Index Key Number of the depositor: 0001547361

Morgan Stanley Capital I Inc.

(exact name of the depositor as specified in its charter)

Central Index Key Number of the sponsor: 0001541557

Morgan Stanley Mortgage Capital Holdings LLC

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001624053

Argentic Real Estate Finance LLC

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001548405

Starwood Mortgage Capital LLC

(exact name of the sponsor as specified in its charter)

 Central Index Key Number of the sponsor: 0001558761

Cantor Commercial Real Estate Lending, L.P.

(exact name of the sponsor as specified in its charter)

New York	38-4139211 38-4139212 38-7235669
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Numbers)

c/o Computershare Trust Company, National Association, as agent for

Wells Fargo Bank, National Association

9062 Old Annapolis Road

 Columbia, MD

(Address of principal executive offices)

21045

(Zip Code)

Telephone number, including area code:

(667) 786‑1992

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

PART I

Item 1.	Business.
Omitted.
Item 1A.	Risk Factors.
Omitted.
Item 1B.	Unresolved Staff Comments.
None.
Item 1C.	Cybersecurity.
Omitted.
Item 2.	Properties.
Omitted.
Item 3.	Legal Proceedings.
Omitted.
Item 4.	Mine Safety Disclosures.
Omitted.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Omitted.
Item 6.	[Reserved]
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.
Omitted.
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.
Omitted.
Item 8.	Financial Statements and Supplementary Data.
Omitted.
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
Omitted.
Item 9A.	Controls and Procedures.
Omitted.
Item 9B.	Other Information.
None.
Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.
Omitted.
Item 11.	Executive Compensation.
Omitted.
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Omitted.
Item 13.	Certain Relationships and Related Transactions, and Director Independence.
Omitted.
Item 14.	Principal Accountant Fees and Services.
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

In December 2014, Phoenix Light SF Limited (Phoenix Light) and certain related entities filed a complaint in the United States District Court for the Southern District of New York alleging claims against Wells Fargo Bank, N.A., in its capacity as trustee for a number of residential mortgage-backed securities (RMBS) trusts. Complaints raising similar allegations have been filed by Commerzbank AG in the Southern District of New York, IKB International and IKB Deutsche Industriebank (together, IKB) in New York state court, and Park Royal I LLC and Park Royal II LLC in New York state court. In each case, the plaintiffs allege that Wells Fargo Bank, N.A., as trustee, caused losses to investors, and plaintiffs assert causes of action based upon, among other things, the trustee’s alleged failure to notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, notify investors of alleged events of default, and abide by appropriate standards of care following alleged events of default. In July 2022, the district court dismissed Phoenix Light’s claims and certain of the claims asserted by Commerzbank AG, and subsequently entered judgment in each case in favor of Wells Fargo Bank, N.A. In August 2022, Phoenix Light and Commerzbank AG each appealed the district court’s decision to the United States Court of Appeals for the Second Circuit. Phoenix Light dismissed its appeal in May 2023, terminating its case. In November 2023, Wells Fargo Bank, N.A. entered into an agreement with IKB to resolve IKB’s claims. Wells Fargo Bank, N.A. previously settled two class actions filed by institutional investors and an action filed by the National Credit Union Administration with similar allegations.

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

33.4         Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian

33.5         Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer

33.6         Argentic Services Company LP, as Special Servicer

33.7         Pentalpha Surveillance LLC, as Operating Advisor

33.8         KeyBank National Association, as Master Servicer under the BX 2019-OC11 securitization, pursuant to which the following mortgage loans were serviced by such party: Bellagio Hotel and Casino (from 1/1/23 to 12/31/23)

33.9         Wells Fargo Bank, National Association, as Master Servicer under the BANK 2020-BNK25 securitization, pursuant to which the following mortgage loans were serviced by such party: 545 Washington Boulevard (from 1/1/23 to 12/31/23)

33.10       CoreLogic Solutions, LLC, as Servicing Function Participant under the BANK 2020-BNK25 securitization, pursuant to which the following mortgage loans were serviced by such party: 545 Washington Boulevard (from 1/1/23 to 12/31/23)

33.11       Wells Fargo Bank, National Association, as Master Servicer under the BANK 2019-BNK24 securitization, pursuant to which the following mortgage loans were serviced by such party: 1412 Broadway (from 1/1/23 to 12/31/23) (See exhibit 33.9)

33.12       CoreLogic Solutions, LLC, as Servicing Function Participant under the BANK 2019-BNK24 securitization, pursuant to which the following mortgage loans were serviced by such party: 1412 Broadway (from 1/1/23 to 12/31/23) (See exhibit 33.10)

33.13       Wells Fargo Bank, National Association, as Master Servicer under the Hudson Yards 2019-55HY securitization, pursuant to which the following mortgage loans were serviced by such party: 55 Hudson Yards (from 1/1/23 to 12/31/23) (See exhibit 33.9)

33.14       CoreLogic Solutions, LLC, as Servicing Function Participant under the Hudson Yards 2019-55HY securitization, pursuant to which the following mortgage loans were serviced by such party: 55 Hudson Yards (from 1/1/23 to 12/31/23) (See exhibit 33.10)

33.15       Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the CSAIL 2020-C19 securitization, pursuant to which the following mortgage loans were serviced by such party: Sol y Luna (from 1/1/23 to 12/31/23) (See exhibit 33.5)

33.16       Wells Fargo Bank, National Association, as Master Servicer under the CGCMT 2019-C7 securitization, pursuant to which the following mortgage loans were serviced by such party: Alrig Portfolio (from 1/1/23 to 12/31/23) (See exhibit 33.9)

33.17       CoreLogic Solutions, LLC, as Servicing Function Participant under the CGCMT 2019-C7 securitization, pursuant to which the following mortgage loans were serviced by such party: Alrig Portfolio (from 1/1/23 to 12/31/23) (See exhibit 33.10)

33.18       Situs Holdings, LLC, as Special Servicer under the BX 2019-OC11 securitization, pursuant to which the following mortgage loans were serviced by such party: Bellagio Hotel and Casino (from 1/1/23 to 12/31/23)

33.19       CWCapital Asset Management LLC, as Special Servicer under the BANK 2020-BNK25 securitization, pursuant to which the following mortgage loans were serviced by such party: 545 Washington Boulevard (from 1/1/23 to 12/31/23)

33.20       LNR Partners, LLC, as Special Servicer under the BANK 2019-BNK24 securitization, pursuant to which the following mortgage loans were serviced by such party: 1412 Broadway (from 1/1/23 to 12/31/23)

33.21       CWCapital Asset Management LLC, as Special Servicer under the Hudson Yards 2019-55HY securitization, pursuant to which the following mortgage loans were serviced by such party: 55 Hudson Yards (from 1/1/23 to 12/31/23) (See exhibit 33.19)

33.22       LNR Partners, LLC, as Special Servicer under the CGCMT 2019-C7 securitization, pursuant to which the following mortgage loans were serviced by such party: Alrig Portfolio (from 1/1/23 to 12/31/23) (See exhibit 33.20)

33.23       Wells Fargo Bank, National Association, as Custodian under the BX 2019-OC11 securitization, pursuant to which the following mortgage loans were serviced by such party: Bellagio Hotel and Casino (from 1/1/23 to 12/31/23) (See exhibit 33.3)

33.24       Computershare Trust Company, National Association, as Servicing Function Participant under the BX 2019-OC11 securitization, pursuant to which the following mortgage loans were serviced by such party: Bellagio Hotel and Casino (from 1/1/23 to 12/31/23) (See exhibit 33.4)

33.25       Wells Fargo Bank, National Association, as Custodian under the BANK 2020-BNK25 securitization, pursuant to which the following mortgage loans were serviced by such party: 545 Washington Boulevard (from 1/1/23 to 12/31/23) (See exhibit 33.3)

33.26       Computershare Trust Company, National Association, as Servicing Function Participant under the BANK 2020-BNK25 securitization, pursuant to which the following mortgage loans were serviced by such party: 545 Washington Boulevard (from 1/1/23 to 12/31/23) (See exhibit 33.4)

33.27       Wells Fargo Bank, National Association, as Custodian under the BANK 2019-BNK24 securitization, pursuant to which the following mortgage loans were serviced by such party: 1412 Broadway (from 1/1/23 to 12/31/23) (See exhibit 33.3)

33.28       Computershare Trust Company, National Association, as Servicing Function Participant under the BANK 2019-BNK24 securitization, pursuant to which the following mortgage loans were serviced by such party: 1412 Broadway (from 1/1/23 to 12/31/23) (See exhibit 33.4)

33.29       Wells Fargo Bank, National Association, as Custodian under the Hudson Yards 2019-55HY securitization, pursuant to which the following mortgage loans were serviced by such party: 55 Hudson Yards (from 1/1/23 to 12/31/23) (See exhibit 33.3)

33.30       Computershare Trust Company, National Association, as Servicing Function Participant under the Hudson Yards 2019-55HY securitization, pursuant to which the following mortgage loans were serviced by such party: 55 Hudson Yards (from 1/1/23 to 12/31/23) (See exhibit 33.4)

33.31       Wells Fargo Bank, National Association, as Custodian under the CSAIL 2020-C19 securitization, pursuant to which the following mortgage loans were serviced by such party: Sol y Luna (from 1/1/23 to 12/31/23) (See exhibit 33.3)

33.32       Computershare Trust Company, National Association, as Servicing Function Participant under the CSAIL 2020-C19 securitization, pursuant to which the following mortgage loans were serviced by such party: Sol y Luna (from 1/1/23 to 12/31/23) (See exhibit 33.4)

(34).        Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

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

34.4         Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian

34.5         Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer

34.6         Argentic Services Company LP, as Special Servicer

34.7         Pentalpha Surveillance LLC, as Operating Advisor

34.8         KeyBank National Association, as Master Servicer under the BX 2019-OC11 securitization, pursuant to which the following mortgage loans were serviced by such party: Bellagio Hotel and Casino (from 1/1/23 to 12/31/23)

34.9         Wells Fargo Bank, National Association, as Master Servicer under the BANK 2020-BNK25 securitization, pursuant to which the following mortgage loans were serviced by such party: 545 Washington Boulevard (from 1/1/23 to 12/31/23)

34.10       CoreLogic Solutions, LLC, as Servicing Function Participant under the BANK 2020-BNK25 securitization, pursuant to which the following mortgage loans were serviced by such party: 545 Washington Boulevard (from 1/1/23 to 12/31/23)

34.11       Wells Fargo Bank, National Association, as Master Servicer under the BANK 2019-BNK24 securitization, pursuant to which the following mortgage loans were serviced by such party: 1412 Broadway (from 1/1/23 to 12/31/23) (See exhibit 34.9)

34.12       CoreLogic Solutions, LLC, as Servicing Function Participant under the BANK 2019-BNK24 securitization, pursuant to which the following mortgage loans were serviced by such party: 1412 Broadway (from 1/1/23 to 12/31/23) (See exhibit 34.10)

34.13       Wells Fargo Bank, National Association, as Master Servicer under the Hudson Yards 2019-55HY securitization, pursuant to which the following mortgage loans were serviced by such party: 55 Hudson Yards (from 1/1/23 to 12/31/23) (See exhibit 34.9)

34.14       CoreLogic Solutions, LLC, as Servicing Function Participant under the Hudson Yards 2019-55HY securitization, pursuant to which the following mortgage loans were serviced by such party: 55 Hudson Yards (from 1/1/23 to 12/31/23) (See exhibit 34.10)

34.15       Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the CSAIL 2020-C19 securitization, pursuant to which the following mortgage loans were serviced by such party: Sol y Luna (from 1/1/23 to 12/31/23) (See exhibit 34.5)

34.16       Wells Fargo Bank, National Association, as Master Servicer under the CGCMT 2019-C7 securitization, pursuant to which the following mortgage loans were serviced by such party: Alrig Portfolio (from 1/1/23 to 12/31/23) (See exhibit 34.9)

34.17       CoreLogic Solutions, LLC, as Servicing Function Participant under the CGCMT 2019-C7 securitization, pursuant to which the following mortgage loans were serviced by such party: Alrig Portfolio (from 1/1/23 to 12/31/23) (See exhibit 34.10)

34.18       Situs Holdings, LLC, as Special Servicer under the BX 2019-OC11 securitization, pursuant to which the following mortgage loans were serviced by such party: Bellagio Hotel and Casino (from 1/1/23 to 12/31/23)

34.19       CWCapital Asset Management LLC, as Special Servicer under the BANK 2020-BNK25 securitization, pursuant to which the following mortgage loans were serviced by such party: 545 Washington Boulevard (from 1/1/23 to 12/31/23)

34.20       LNR Partners, LLC, as Special Servicer under the BANK 2019-BNK24 securitization, pursuant to which the following mortgage loans were serviced by such party: 1412 Broadway (from 1/1/23 to 12/31/23)

34.21       CWCapital Asset Management LLC, as Special Servicer under the Hudson Yards 2019-55HY securitization, pursuant to which the following mortgage loans were serviced by such party: 55 Hudson Yards (from 1/1/23 to 12/31/23) (See exhibit 34.19)

34.22       LNR Partners, LLC, as Special Servicer under the CGCMT 2019-C7 securitization, pursuant to which the following mortgage loans were serviced by such party: Alrig Portfolio (from 1/1/23 to 12/31/23) (See exhibit 34.20)

34.23       Wells Fargo Bank, National Association, as Custodian under the BX 2019-OC11 securitization, pursuant to which the following mortgage loans were serviced by such party: Bellagio Hotel and Casino (from 1/1/23 to 12/31/23) (See exhibit 34.3)

34.24       Computershare Trust Company, National Association, as Servicing Function Participant under the BX 2019-OC11 securitization, pursuant to which the following mortgage loans were serviced by such party: Bellagio Hotel and Casino (from 1/1/23 to 12/31/23) (See exhibit 34.4)

34.25       Wells Fargo Bank, National Association, as Custodian under the BANK 2020-BNK25 securitization, pursuant to which the following mortgage loans were serviced by such party: 545 Washington Boulevard (from 1/1/23 to 12/31/23) (See exhibit 34.3)

34.26       Computershare Trust Company, National Association, as Servicing Function Participant under the BANK 2020-BNK25 securitization, pursuant to which the following mortgage loans were serviced by such party: 545 Washington Boulevard (from 1/1/23 to 12/31/23) (See exhibit 34.4)

34.27       Wells Fargo Bank, National Association, as Custodian under the BANK 2019-BNK24 securitization, pursuant to which the following mortgage loans were serviced by such party: 1412 Broadway (from 1/1/23 to 12/31/23) (See exhibit 34.3)

34.28       Computershare Trust Company, National Association, as Servicing Function Participant under the BANK 2019-BNK24 securitization, pursuant to which the following mortgage loans were serviced by such party: 1412 Broadway (from 1/1/23 to 12/31/23) (See exhibit 34.4)

34.29       Wells Fargo Bank, National Association, as Custodian under the Hudson Yards 2019-55HY securitization, pursuant to which the following mortgage loans were serviced by such party: 55 Hudson Yards (from 1/1/23 to 12/31/23) (See exhibit 34.3)

34.30       Computershare Trust Company, National Association, as Servicing Function Participant under the Hudson Yards 2019-55HY securitization, pursuant to which the following mortgage loans were serviced by such party: 55 Hudson Yards (from 1/1/23 to 12/31/23) (See exhibit 34.4)

34.31       Wells Fargo Bank, National Association, as Custodian under the CSAIL 2020-C19 securitization, pursuant to which the following mortgage loans were serviced by such party: Sol y Luna (from 1/1/23 to 12/31/23) (See exhibit 34.3)

34.32       Computershare Trust Company, National Association, as Servicing Function Participant under the CSAIL 2020-C19 securitization, pursuant to which the following mortgage loans were serviced by such party: Sol y Luna (from 1/1/23 to 12/31/23) (See exhibit 34.4)

(35).        Servicer compliance statement.

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

35.3         Wells Fargo Bank, National Association, as Custodian

35.4         Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian

35.5         Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer

35.6         Argentic Services Company LP, as Special Servicer

35.7         Wells Fargo Bank, National Association, as Master Servicer under the BANK 2020-BNK25 securitization, pursuant to which the following mortgage loans were serviced by such party: 545 Washington Boulevard (from 1/1/23 to 12/31/23)

35.8         Wells Fargo Bank, National Association, as Master Servicer under the BANK 2019-BNK24 securitization, pursuant to which the following mortgage loans were serviced by such party: 1412 Broadway (from 1/1/23 to 12/31/23) (See exhibit 35.7)

35.9         Wells Fargo Bank, National Association, as Master Servicer under the Hudson Yards 2019-55HY securitization, pursuant to which the following mortgage loans were serviced by such party: 55 Hudson Yards (from 1/1/23 to 12/31/23) (See exhibit 35.7)

35.10       Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the CSAIL 2020-C19 securitization, pursuant to which the following mortgage loans were serviced by such party: Sol y Luna (from 1/1/23 to 12/31/23) (See exhibit 35.5)

35.11       Wells Fargo Bank, National Association, as Master Servicer under the CGCMT 2019-C7 securitization, pursuant to which the following mortgage loans were serviced by such party: Alrig Portfolio (from 1/1/23 to 12/31/23) (See exhibit 35.7)

35.12       CWCapital Asset Management LLC, as Special Servicer under the BANK 2020-BNK25 securitization, pursuant to which the following mortgage loans were serviced by such party: 545 Washington Boulevard (from 1/1/23 to 12/31/23)

35.13       LNR Partners, LLC, as Special Servicer under the BANK 2019-BNK24 securitization, pursuant to which the following mortgage loans were serviced by such party: 1412 Broadway (from 1/1/23 to 12/31/23)

35.14       CWCapital Asset Management LLC, as Special Servicer under the Hudson Yards 2019-55HY securitization, pursuant to which the following mortgage loans were serviced by such party: 55 Hudson Yards (from 1/1/23 to 12/31/23) (See exhibit 35.12)

35.15       LNR Partners, LLC, as Special Servicer under the CGCMT 2019-C7 securitization, pursuant to which the following mortgage loans were serviced by such party: Alrig Portfolio (from 1/1/23 to 12/31/23) (See exhibit 35.13)

35.16       Wells Fargo Bank, National Association, as Custodian under the BX 2019-OC11 securitization, pursuant to which the following mortgage loans were serviced by such party: Bellagio Hotel and Casino (from 1/1/23 to 12/31/23) (See exhibit 35.3)

35.17       Computershare Trust Company, National Association, as Servicing Function Participant under the BX 2019-OC11 securitization, pursuant to which the following mortgage loans were serviced by such party: Bellagio Hotel and Casino (from 1/1/23 to 12/31/23) (See exhibit 35.4)

35.18       Wells Fargo Bank, National Association, as Custodian under the BANK 2020-BNK25 securitization, pursuant to which the following mortgage loans were serviced by such party: 545 Washington Boulevard (from 1/1/23 to 12/31/23) (See exhibit 35.3)

35.19       Computershare Trust Company, National Association, as Servicing Function Participant under the BANK 2020-BNK25 securitization, pursuant to which the following mortgage loans were serviced by such party: 545 Washington Boulevard (from 1/1/23 to 12/31/23) (See exhibit 35.4)

35.20       Wells Fargo Bank, National Association, as Custodian under the BANK 2019-BNK24 securitization, pursuant to which the following mortgage loans were serviced by such party: 1412 Broadway (from 1/1/23 to 12/31/23) (See exhibit 35.3)

35.21       Computershare Trust Company, National Association, as Servicing Function Participant under the BANK 2019-BNK24 securitization, pursuant to which the following mortgage loans were serviced by such party: 1412 Broadway (from 1/1/23 to 12/31/23) (See exhibit 35.4)

35.22       Wells Fargo Bank, National Association, as Custodian under the Hudson Yards 2019-55HY securitization, pursuant to which the following mortgage loans were serviced by such party: 55 Hudson Yards (from 1/1/23 to 12/31/23) (See exhibit 35.3)

35.23       Computershare Trust Company, National Association, as Servicing Function Participant under the Hudson Yards 2019-55HY securitization, pursuant to which the following mortgage loans were serviced by such party: 55 Hudson Yards (from 1/1/23 to 12/31/23) (See exhibit 35.4)

35.24       Wells Fargo Bank, National Association, as Custodian under the CSAIL 2020-C19 securitization, pursuant to which the following mortgage loans were serviced by such party: Sol y Luna (from 1/1/23 to 12/31/23) (See exhibit 35.3)

35.25       Computershare Trust Company, National Association, as Servicing Function Participant under the CSAIL 2020-C19 securitization, pursuant to which the following mortgage loans were serviced by such party: Sol y Luna (from 1/1/23 to 12/31/23) (See exhibit 35.4)

(99.1)      Mortgage Loan Purchase Agreement, dated February 7, 2020, between Morgan Stanley Capital I Inc. and Morgan Stanley Mortgage Capital Holdings LLC (filed as Exhibit 99.1 to the registrant's Current Report on Form 8-K filed on February 20, 2020 under SEC File No. 333-227446-09 and incorporated by reference herein).

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

Date:  March 28, 2024