Form 10-K
period 2024-12-31
Morgan Stanley Capital I Trust 2020-L4
filed 2025-03-27
CIK 1799463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10‑K

(Mark one)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

    For the fiscal year ended December 31, 2024

OR

// TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 333-227446-09

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

•   CWCapital Asset Management LLC is the current general special servicer under the BANK 2020-BNK25 pooling and servicing agreement, pursuant to which the 545 Washington Boulevard mortgage loan is serviced. On December 1, 2022, KeyBank National Association was replaced as general special servicer under the BANK 2020-BNK25 pooling and servicing agreement and was succeeded by CWCapital Asset Management LLC.

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

•   LNR Partners, LLC is the current general special servicer under the BANK 2019-BNK24 pooling and servicing agreement, pursuant to which the 1412 Broadway mortgage loan is serviced. On July 13, 2021, Midland Loan Services, a Division of PNC Bank, National Association was replaced as general special servicer under the BANK 2019-BNK24 pooling and servicing agreement and was succeeded by LNR Partners, LLC.

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

In December 2014, Phoenix Light SF Limited (Phoenix Light) and certain related entities filed a complaint in the United States District Court for the Southern District of New York alleging claims against Wells Fargo Bank, N.A., in its capacity as trustee for a number of residential mortgage-backed securities (RMBS) trusts. Complaints raising similar allegations have been filed by Commerzbank AG in the Southern District of New York, IKB International and IKB Deutsche Industriebank (together, IKB) in New York state court, and Park Royal I LLC and Park Royal II LLC in New York state court. In each case, the plaintiffs allege that Wells Fargo Bank, N.A., as trustee, caused losses to investors, and plaintiffs assert causes of action based upon, among other things, the trustee’s alleged failure to notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, notify investors of alleged events of default, and abide by appropriate standards of care following alleged events of default. In July 2022, the district court dismissed Phoenix Light’s claims and certain of the claims asserted by Commerzbank AG, and subsequently entered judgment in each case in favor of Wells Fargo Bank, N.A. In August 2022, Phoenix Light and Commerzbank AG each appealed the district court’s decision to the United States Court of Appeals for the Second Circuit. Phoenix Light dismissed its appeal in May 2023, terminating its case. In October 2024, the Second Circuit denied Commerzbank AG’s appeal. In November 2023, Wells Fargo Bank, N.A. entered into an agreement with IKB to resolve IKB’s claims. Wells Fargo Bank, N.A. previously settled two class actions filed by institutional investors and an action filed by the National Credit Union Administration with similar allegations.

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

33.4     Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian

33.5     Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer

33.6     Argentic Services Company LP, as Special Servicer

33.7     Pentalpha Surveillance LLC, as Operating Advisor

33.8     KeyBank National Association, as Master Servicer under the BX 2019-OC11 securitization, pursuant to which the following mortgage loans were serviced by such party: Bellagio Hotel and Casino (from 1/1/24 to 12/31/24)

33.9     Wells Fargo Bank, National Association, as Master Servicer under the BANK 2020-BNK25 securitization, pursuant to which the following mortgage loans were serviced by such party: 545 Washington Boulevard (from 1/1/24 to 12/31/24)

33.10  CoreLogic Solutions, LLC, as Servicing Function Participant under the BANK 2020-BNK25 securitization, pursuant to which the following mortgage loans were serviced by such party: 545 Washington Boulevard (from 1/1/24 to 12/31/24)

33.11  Wells Fargo Bank, National Association, as Master Servicer under the BANK 2019-BNK24 securitization, pursuant to which the following mortgage loans were serviced by such party: 1412 Broadway (from 1/1/24 to 12/31/24) (See exhibit 33.9)

33.12  CoreLogic Solutions, LLC, as Servicing Function Participant under the BANK 2019-BNK24 securitization, pursuant to which the following mortgage loans were serviced by such party: 1412 Broadway (from 1/1/24 to 12/31/24) (See exhibit 33.10)

33.13  Wells Fargo Bank, National Association, as Master Servicer under the Hudson Yards 2019-55HY securitization, pursuant to which the following mortgage loans were serviced by such party: 55 Hudson Yards (from 1/1/24 to 12/31/24) (See exhibit 33.9)

33.14  CoreLogic Solutions, LLC, as Servicing Function Participant under the Hudson Yards 2019-55HY securitization, pursuant to which the following mortgage loans were serviced by such party: 55 Hudson Yards (from 1/1/24 to 12/31/24) (See exhibit 33.10)

33.15  Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the CSAIL 2020-C19 securitization, pursuant to which the following mortgage loans were serviced by such party: Sol y Luna (from 1/1/24 to 12/31/24) (See exhibit 33.5)

33.16  Wells Fargo Bank, National Association, as Master Servicer under the CGCMT 2019-C7 securitization, pursuant to which the following mortgage loans were serviced by such party: Alrig Portfolio (from 1/1/24 to 12/31/24) (See exhibit 33.9)

33.17  CoreLogic Solutions, LLC, as Servicing Function Participant under the CGCMT 2019-C7 securitization, pursuant to which the following mortgage loans were serviced by such party: Alrig Portfolio (from 1/1/24 to 12/31/24) (See exhibit 33.10)

33.18  Situs Holdings, LLC, as Special Servicer under the BX 2019-OC11 securitization, pursuant to which the following mortgage loans were serviced by such party: Bellagio Hotel and Casino (from 1/1/24 to 12/31/24)

33.19   CWCapital Asset Management LLC, as Special Servicer under the BANK 2020-BNK25 securitization, pursuant to which the following mortgage loans were serviced by such party: 545 Washington Boulevard (from 1/1/24 to 12/31/24)

33.20  LNR Partners, LLC, as Special Servicer under the BANK 2019-BNK24 securitization, pursuant to which the following mortgage loans were serviced by such party: 1412 Broadway (from 1/1/24 to 12/31/24)

33.21  CWCapital Asset Management LLC, as Special Servicer under the Hudson Yards 2019-55HY securitization, pursuant to which the following mortgage loans were serviced by such party: 55 Hudson Yards (from 1/1/24 to 12/31/24) (See exhibit 33.19)

33.22  LNR Partners, LLC, as Special Servicer under the CGCMT 2019-C7 securitization, pursuant to which the following mortgage loans were serviced by such party: Alrig Portfolio (from 1/1/24 to 12/31/24) (See exhibit 33.20)

33.23  Wells Fargo Bank, National Association, as Custodian under the BX 2019-OC11 securitization, pursuant to which the following mortgage loans were serviced by such party: Bellagio Hotel and Casino (from 1/1/24 to 12/31/24) (See exhibit 33.3)

33.24  Computershare Trust Company, National Association, as Servicing Function Participant under the BX 2019-OC11 securitization, pursuant to which the following mortgage loans were serviced by such party: Bellagio Hotel and Casino (from 1/1/24 to 12/31/24) (See exhibit 33.4)

33.25  Wells Fargo Bank, National Association, as Custodian under the BANK 2020-BNK25 securitization, pursuant to which the following mortgage loans were serviced by such party: 545 Washington Boulevard (from 1/1/24 to 12/31/24) (See exhibit 33.3)

33.26  Computershare Trust Company, National Association, as Servicing Function Participant under the BANK 2020-BNK25 securitization, pursuant to which the following mortgage loans were serviced by such party: 545 Washington Boulevard (from 1/1/24 to 12/31/24) (See exhibit 33.4)

33.27  Wells Fargo Bank, National Association, as Custodian under the BANK 2019-BNK24 securitization, pursuant to which the following mortgage loans were serviced by such party: 1412 Broadway (from 1/1/24 to 12/31/24) (See exhibit 33.3)

33.28   Computershare Trust Company, National Association, as Servicing Function Participant under the BANK 2019-BNK24 securitization, pursuant to which the following mortgage loans were serviced by such party: 1412 Broadway (from 1/1/24 to 12/31/24) (See exhibit 33.4)

33.29  Wells Fargo Bank, National Association, as Custodian under the Hudson Yards 2019-55HY securitization, pursuant to which the following mortgage loans were serviced by such party: 55 Hudson Yards (from 1/1/24 to 12/31/24) (See exhibit 33.3)

33.30  Computershare Trust Company, National Association, as Servicing Function Participant under the Hudson Yards 2019-55HY securitization, pursuant to which the following mortgage loans were serviced by such party: 55 Hudson Yards (from 1/1/24 to 12/31/24) (See exhibit 33.4)

33.31  Wells Fargo Bank, National Association, as Custodian under the CSAIL 2020-C19 securitization, pursuant to which the following mortgage loans were serviced by such party: Sol y Luna (from 1/1/24 to 12/31/24) (See exhibit 33.3)

33.32  Computershare Trust Company, National Association, as Servicing Function Participant under the CSAIL 2020-C19 securitization, pursuant to which the following mortgage loans were serviced by such party: Sol y Luna (from 1/1/24 to 12/31/24) (See exhibit 33.4)

(34)  Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

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

34.4     Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian

34.5     Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer

34.6     Argentic Services Company LP, as Special Servicer

34.7     Pentalpha Surveillance LLC, as Operating Advisor

34.8     KeyBank National Association, as Master Servicer under the BX 2019-OC11 securitization, pursuant to which the following mortgage loans were serviced by such party: Bellagio Hotel and Casino (from 1/1/24 to 12/31/24)

34.9     Wells Fargo Bank, National Association, as Master Servicer under the BANK 2020-BNK25 securitization, pursuant to which the following mortgage loans were serviced by such party: 545 Washington Boulevard (from 1/1/24 to 12/31/24)

34.10  CoreLogic Solutions, LLC, as Servicing Function Participant under the BANK 2020-BNK25 securitization, pursuant to which the following mortgage loans were serviced by such party: 545 Washington Boulevard (from 1/1/24 to 12/31/24)

34.11  Wells Fargo Bank, National Association, as Master Servicer under the BANK 2019-BNK24 securitization, pursuant to which the following mortgage loans were serviced by such party: 1412 Broadway (from 1/1/24 to 12/31/24) (See exhibit 34.9)

34.12  CoreLogic Solutions, LLC, as Servicing Function Participant under the BANK 2019-BNK24 securitization, pursuant to which the following mortgage loans were serviced by such party: 1412 Broadway (from 1/1/24 to 12/31/24) (See exhibit 34.10)

34.13  Wells Fargo Bank, National Association, as Master Servicer under the Hudson Yards 2019-55HY securitization, pursuant to which the following mortgage loans were serviced by such party: 55 Hudson Yards (from 1/1/24 to 12/31/24) (See exhibit 34.9)

34.14  CoreLogic Solutions, LLC, as Servicing Function Participant under the Hudson Yards 2019-55HY securitization, pursuant to which the following mortgage loans were serviced by such party: 55 Hudson Yards (from 1/1/24 to 12/31/24) (See exhibit 34.10)

34.15  Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the CSAIL 2020-C19 securitization, pursuant to which the following mortgage loans were serviced by such party: Sol y Luna (from 1/1/24 to 12/31/24) (See exhibit 34.5)

34.16  Wells Fargo Bank, National Association, as Master Servicer under the CGCMT 2019-C7 securitization, pursuant to which the following mortgage loans were serviced by such party: Alrig Portfolio (from 1/1/24 to 12/31/24) (See exhibit 34.9)

34.17  CoreLogic Solutions, LLC, as Servicing Function Participant under the CGCMT 2019-C7 securitization, pursuant to which the following mortgage loans were serviced by such party: Alrig Portfolio (from 1/1/24 to 12/31/24) (See exhibit 34.10)

34.18  Situs Holdings, LLC, as Special Servicer under the BX 2019-OC11 securitization, pursuant to which the following mortgage loans were serviced by such party: Bellagio Hotel and Casino (from 1/1/24 to 12/31/24)

34.19  CWCapital Asset Management LLC, as Special Servicer under the BANK 2020-BNK25 securitization, pursuant to which the following mortgage loans were serviced by such party: 545 Washington Boulevard (from 1/1/24 to 12/31/24)

34.20  LNR Partners, LLC, as Special Servicer under the BANK 2019-BNK24 securitization, pursuant to which the following mortgage loans were serviced by such party: 1412 Broadway (from 1/1/24 to 12/31/24)

34.21  CWCapital Asset Management LLC, as Special Servicer under the Hudson Yards 2019-55HY securitization, pursuant to which the following mortgage loans were serviced by such party: 55 Hudson Yards (from 1/1/24 to 12/31/24) (See exhibit 34.19)

34.22  LNR Partners, LLC, as Special Servicer under the CGCMT 2019-C7 securitization, pursuant to which the following mortgage loans were serviced by such party: Alrig Portfolio (from 1/1/24 to 12/31/24) (See exhibit 34.20)

34.23  Wells Fargo Bank, National Association, as Custodian under the BX 2019-OC11 securitization, pursuant to which the following mortgage loans were serviced by such party: Bellagio Hotel and Casino (from 1/1/24 to 12/31/24) (See exhibit 34.3)

34.24  Computershare Trust Company, National Association, as Servicing Function Participant under the BX 2019-OC11 securitization, pursuant to which the following mortgage loans were serviced by such party: Bellagio Hotel and Casino (from 1/1/24 to 12/31/24) (See exhibit 34.4)

34.25  Wells Fargo Bank, National Association, as Custodian under the BANK 2020-BNK25 securitization, pursuant to which the following mortgage loans were serviced by such party: 545 Washington Boulevard (from 1/1/24 to 12/31/24) (See exhibit 34.3)

34.26  Computershare Trust Company, National Association, as Servicing Function Participant under the BANK 2020-BNK25 securitization, pursuant to which the following mortgage loans were serviced by such party: 545 Washington Boulevard (from 1/1/24 to 12/31/24) (See exhibit 34.4)

34.27  Wells Fargo Bank, National Association, as Custodian under the BANK 2019-BNK24 securitization, pursuant to which the following mortgage loans were serviced by such party: 1412 Broadway (from 1/1/24 to 12/31/24) (See exhibit 34.3)

34.28  Computershare Trust Company, National Association, as Servicing Function Participant under the BANK 2019-BNK24 securitization, pursuant to which the following mortgage loans were serviced by such party: 1412 Broadway (from 1/1/24 to 12/31/24) (See exhibit 34.4)

34.29  Wells Fargo Bank, National Association, as Custodian under the Hudson Yards 2019-55HY securitization, pursuant to which the following mortgage loans were serviced by such party: 55 Hudson Yards (from 1/1/24 to 12/31/24) (See exhibit 34.3)

34.30  Computershare Trust Company, National Association, as Servicing Function Participant under the Hudson Yards 2019-55HY securitization, pursuant to which the following mortgage loans were serviced by such party: 55 Hudson Yards (from 1/1/24 to 12/31/24) (See exhibit 34.4)

34.31  Wells Fargo Bank, National Association, as Custodian under the CSAIL 2020-C19 securitization, pursuant to which the following mortgage loans were serviced by such party: Sol y Luna (from 1/1/24 to 12/31/24) (See exhibit 34.3)

34.32  Computershare Trust Company, National Association, as Servicing Function Participant under the CSAIL 2020-C19 securitization, pursuant to which the following mortgage loans were serviced by such party: Sol y Luna (from 1/1/24 to 12/31/24) (See exhibit 34.4)

(35)  Servicer compliance statement.

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

35.3     Wells Fargo Bank, National Association, as Custodian

35.4     Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian

35.5     Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer

35.6     Argentic Services Company LP, as Special Servicer

35.7     Wells Fargo Bank, National Association, as Master Servicer under the BANK 2020-BNK25 securitization, pursuant to which the following mortgage loans were serviced by such party: 545 Washington Boulevard (from 1/1/24 to 12/31/24)

35.8     Wells Fargo Bank, National Association, as Master Servicer under the BANK 2019-BNK24 securitization, pursuant to which the following mortgage loans were serviced by such party: 1412 Broadway (from 1/1/24 to 12/31/24) (See exhibit 35.7)

35.9     Wells Fargo Bank, National Association, as Master Servicer under the Hudson Yards 2019-55HY securitization, pursuant to which the following mortgage loans were serviced by such party: 55 Hudson Yards (from 1/1/24 to 12/31/24) (See exhibit 35.7)

35.10  Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the CSAIL 2020-C19 securitization, pursuant to which the following mortgage loans were serviced by such party: Sol y Luna (from 1/1/24 to 12/31/24) (See exhibit 35.5)

35.11  Wells Fargo Bank, National Association, as Master Servicer under the CGCMT 2019-C7 securitization, pursuant to which the following mortgage loans were serviced by such party: Alrig Portfolio (from 1/1/24 to 12/31/24) (See exhibit 35.7)

35.12  CWCapital Asset Management LLC, as Special Servicer under the BANK 2020-BNK25 securitization, pursuant to which the following mortgage loans were serviced by such party: 545 Washington Boulevard (from 1/1/24 to 12/31/24)

35.13  LNR Partners, LLC, as Special Servicer under the BANK 2019-BNK24 securitization, pursuant to which the following mortgage loans were serviced by such party: 1412 Broadway (from 1/1/24 to 12/31/24)

35.14  CWCapital Asset Management LLC, as Special Servicer under the Hudson Yards 2019-55HY securitization, pursuant to which the following mortgage loans were serviced by such party: 55 Hudson Yards (from 1/1/24 to 12/31/24) (See exhibit 35.12)

35.15  LNR Partners, LLC, as Special Servicer under the CGCMT 2019-C7 securitization, pursuant to which the following mortgage loans were serviced by such party: Alrig Portfolio (from 1/1/24 to 12/31/24) (See exhibit 35.13)

35.16  Wells Fargo Bank, National Association, as Custodian under the BX 2019-OC11 securitization, pursuant to which the following mortgage loans were serviced by such party: Bellagio Hotel and Casino (from 1/1/24 to 12/31/24) (See exhibit 35.3)

35.17  Computershare Trust Company, National Association, as Servicing Function Participant under the BX 2019-OC11 securitization, pursuant to which the following mortgage loans were serviced by such party: Bellagio Hotel and Casino (from 1/1/24 to 12/31/24) (See exhibit 35.4)

35.18  Wells Fargo Bank, National Association, as Custodian under the BANK 2020-BNK25 securitization, pursuant to which the following mortgage loans were serviced by such party: 545 Washington Boulevard (from 1/1/24 to 12/31/24) (See exhibit 35.3)

35.19  Computershare Trust Company, National Association, as Servicing Function Participant under the BANK 2020-BNK25 securitization, pursuant to which the following mortgage loans were serviced by such party: 545 Washington Boulevard (from 1/1/24 to 12/31/24) (See exhibit 35.4)

35.20  Wells Fargo Bank, National Association, as Custodian under the BANK 2019-BNK24 securitization, pursuant to which the following mortgage loans were serviced by such party: 1412 Broadway (from 1/1/24 to 12/31/24) (See exhibit 35.3)

35.21  Computershare Trust Company, National Association, as Servicing Function Participant under the BANK 2019-BNK24 securitization, pursuant to which the following mortgage loans were serviced by such party: 1412 Broadway (from 1/1/24 to 12/31/24) (See exhibit 35.4)

35.22  Wells Fargo Bank, National Association, as Custodian under the Hudson Yards 2019-55HY securitization, pursuant to which the following mortgage loans were serviced by such party: 55 Hudson Yards (from 1/1/24 to 12/31/24) (See exhibit 35.3)

35.23  Computershare Trust Company, National Association, as Servicing Function Participant under the Hudson Yards 2019-55HY securitization, pursuant to which the following mortgage loans were serviced by such party: 55 Hudson Yards (from 1/1/24 to 12/31/24) (See exhibit 35.4)

35.24  Wells Fargo Bank, National Association, as Custodian under the CSAIL 2020-C19 securitization, pursuant to which the following mortgage loans were serviced by such party: Sol y Luna (from 1/1/24 to 12/31/24) (See exhibit 35.3)

35.25  Computershare Trust Company, National Association, as Servicing Function Participant under the CSAIL 2020-C19 securitization, pursuant to which the following mortgage loans were serviced by such party: Sol y Luna (from 1/1/24 to 12/31/24) (See exhibit 35.4)

(99.1) Mortgage Loan Purchase Agreement, dated February 7, 2020, between Morgan Stanley Capital I Inc. and Morgan Stanley Mortgage Capital Holdings LLC (filed as Exhibit 99.1 to the registrant's Current Report on Form 8-K filed on February 20, 2020 under SEC File No. 333-227446-09 and incorporated by reference herein).

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

Date:  March 26, 2025